Form 10-Q
period 2017-08-31
Ecco Auto World Corp
filed 2017-10-16
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number 333-218334

ECCO AUTO WORLD CORPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	30-0943638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C, 4/F, China Insurance Building, 48 Cameron Road,

Tsim Sha Tsui, Kowloon, Hong Kong.

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code +852 3182 6922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2017
Common Stock, $.0001 par value	90,220,000

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of August 31, 2017 and February 28, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	August 31, 2017	February 28, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	11,887	16,202
Total Current Assets	11,887	16,202

TOTAL ASSETS	$11,887	$16,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liabilities	24,700	23,500
Due to directors	2,719	381
Total Current Liabilities	27,419	23,881

TOTAL LIABILITIES	$27,419	$23,881

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 90,220,000 issued and outstanding	9,022	9,022
Additional paid in capital	11,988	11,988
Accumulated losses	(36,542)	(28,689)
TOTAL STOCKHOLDERS’ DEFICIT	$(15,532)	$(7,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,887	$16,202

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and six months ended August 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended August 31		Three months ended August 31
	2017	2016	2017	2016

NET REVENUE	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	(7,853)	(382)	(4,394)	(382)

NET LOSS	(7,853)	(382)	(4,394)	(382)

Net loss per share, basic and diluted:	0.00	0.00	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	90,220,000	100,000	90,220,000	100,000

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of		PAID-IN	ACCUMULATED	TOTAL
	Shares	Amount	CAPITAL	DEFICIT	EQUITY
Balance of February 28, 2017	90,220,000	$9,022	$11,988	$(28,689)	$(7,679)
Net loss for the period	-	-	-	$(7,853)	$(7,853)
Balance, August 31, 2017	90,220,000	$9,022	$11,988	$(36,542)	$(15,532)

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended August 31, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six months ended August 31
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,853)	$(382)
Changes in operating assets and liabilities:
Other payables and accrued liabilities	1,200	-
Due to directors	2,338	382
Net cash (used in) operating activities	(4,315)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(4,315)	-
Cash and cash equivalents, beginning of period	16,202	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,887	-
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation is organized as a Nevada limited liability company, incorporated on June 6, 2016. For purposes of consolidated financial statement presentation, ECCO Auto World Corporation is herein referred to as “the Company” or “we”. The Company is a business whose planned principal operations are to develop and operate an Automobile mobile application or a platform to connect auto repair shops and car owners.

On June 7, 2017, the Company acquired 100% interest in ECCO Auto World Corporation, a private limited liability company incorporated in Labuan, resulting in the latter becoming a wholly-owned subsidiary company of the Company.

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	ECCO Auto World Corporation	Labuan, March 1, 2017	100 shares of ordinary share of US$1 each	Investment holding

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company has adopted its fiscal year-end to be February 28.

Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

Use of estimates

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in this jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate their fair values because of the short-term nature of these financial instruments..

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

FASB issues various Accounting Standards Updates relating to the treatment and recording of certain accounting transactions. On June 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) entirely from current accounting guidance. The Company has elected adoption of this standard, which eliminates the designation of DSEs and the requirement to disclose results of operations and cash flows since inception.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In August 2015, the FASB issued an Accounting Standards Update to defer by one year the effective dates of its new revenue recognition standard until annual reporting periods beginning after December 15, 2017 (2018 for calendar-year public entities) and interim periods therein. Management is currently assessing the impact of the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	COMMON STOCK

On June 6, 2016, the founder of the Company, Ms. Woo Shuk Fong purchased 100,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for the Company’s initial working capital.

On September 22, 2016, the other founder of the Company, Mr. Yiap Soon Keong purchased 24,000,000 shares of restricted common stock of the Company at a par value of $0.0001 per share for the Company’s initial working capital. Greenpro Venture Capital Limited and Greenpro Asia Strategic SPC purchased 4,000,000 and 52,000,000 shares of restricted common stock of the Company respectively at par value of $0.0001 per share for the Company’s initial working capital.

On September 25, 2016, Ms. Woo Shuk Fong purchased 20,000 shares of restricted common stock of the Company, at $0.1 per share, for $2,000.

On December 28, 2016, Ms. Wong Yuen Ling purchased 100,000 shares of restricted common stock of the Company, at $0.1 per share, for $10,000.

On January 19, 2017, Mr. Yiap Soon Keong purchased 10,000,000 shares of restricted common stock of the Company, at par value of $0.0001 per share, for $1,000.

All proceeds received are used for the Company’s working capital.

As of August 31, 2017, the Company has 90,220,000 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

4. ACCRUED LIABILITIES

	August 31, 2017	February 28, 2017

Accrued accounting fee	1,000	-
Accrued audit fee	-	3,500
Accrued professional fee	20,000	20,000
Accrued review fee	1,500	-
Accrued renewal fee	2,200	-
Total accrued liabilities	24,700	23,500

5. DUE TO DIRECTORS

The amount due is unsecured, interest-free with no fixed repayment term, for working capital purpose.

6. INCOME TAXES

For the six months ended August 31, 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

Six months ended
August 31, 2017

Tax jurisdictions from:
- Local	$(7,739)
- Foreign, representing
Labuan	(114)
Loss before income tax	$(7,853)

The provision for income taxes consisted of the following:

Six months ended
August 31, 2017
Current:
- Local	$-
- Foreign	-
Deferred:
- Local	-
- Foreign	-

Income tax expense	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended August 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

6. INCOME TAXES (continued)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of August 31, 2017, the operations in the United States of America incurred $36,428 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $12,750 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM 20,000.

7. COMMITMENTS AND CONTINGENCIES

As of August 31, 2017, the Company has no commitments or contingencies involved.

8. RELATED PARTY TRANSACTIONS

Greenpro Capital Corp., through its wholly owned subsidiaries (collectively “Greenpro”), is a 4.4% shareholder in the Company, and provides services to the Company.

For six months ended August 31, 2017, the Company incurred accounting fees of $1,000 and professional fees of $2,200. As of August 31, 2017, $23,200 was due to Greenpro.

9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after August 31, 2017 up through the date was the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended February 28, 2017and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.8, dated July 20, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

ECCO Auto World Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 6, 2016.

The Company is a business whose planned principal operations are to develop and operate an Automobile mobile application or a platform to connect auto repair shops and car owners.

The company has yet to generate revenue. Additionally, the Company has only incurred a net loss, and we have yet to develop a source to generate revenue. Our mobile application, which will be our primary product and revenue stream, has yet to be developed. The Company intends to offer upfront pricing, which means that users will acknowledge the amount of the transaction prior to acceptance in order to prevent haggling by auto repair shop owners. All transactions will be made through the Company with an, as of yet undetermined, transaction fee imposed.

As of today, we have approached more than 60 auto repair shops to be part of our partnership program to offer maintenance services to the users of our future application. The Company has currently finalized the scope and features of ECCO App, but has yet to commence development. The Company is currently negotiating the price for developing the ECCO App with unrelated third party developers. We expect the application development to start at the end of July and we anticipate it will be fully developed and completed at the end of 2017. As soon as the application is complete, the Company will conduct a series of marketing campaigns in different venues, such as car exhibitions, in order to capture an initial user base and being generating revenue.

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For Three and Six Months Ended August 31, 2017 and August 31, 2016.

The Company is yet to generate any revenue for three and six months ended August 31, 2017 and 2016 respectively.

The Company has incurred a net loss of $4,394 and $382 for three months ended August 31, 2017 and 2016 respectively. For six months ended August 31, 2017 and 2016, the Company has incurred a net loss of $7,853 and $382 respectively. Substantial increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at August 31 and February 28 2017, the Company has a current assets entirely consisting cash and cash equivalents of $11,887 and $16,202 respectively. The decrease of $4,315 in cash flow mainly due to the decrease in cash and cash equivalents which utilized for general and administrative operating expenses.

As at August 31 and February 28 2017, the Company has a current liability of $27,419 and $23,881. The increase of $3,538 is mainly due to the increase in amount due to director.

The Company has a working capital deficit of $15,532 and $7,679 as at August 31 and February 28, 2017 respectively, the Company is well aware of the liquidity issue and currently adopting stringent liquidity management to strengthen the liquidity position.

Operating Activities

For the six months ended August 31, 2017, net cash used in operating activities was $4,315 consist of mainly general and administrative expenses.

Investing Activities

For the six months ended August 31, 2017, the Company did not incurred any cash flow in investing activities.

Financing Activities

For the six months ended August 31, 2017, the Company did not incurred any cash flow in financing activities.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of August 31, 2017.

3

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of August 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ending August 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

5

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial officer*
32.1	Section 1350 Certification of principal executive officer and principal financial officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: October 13, 2017

	By:	/s/ Yiap Soon Keong
	Title:	Chief Executive Officer, President, Director, Secretary, Treasurer
(Principal Executive Officer) (Principal Financial Officer)

7