Form 10-Q
period 2017-11-30
Ecco Auto World Corp
filed 2018-01-16
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended November 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 12, 2018
Common Stock, $.0001 par value	91,889,664

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of November 30, 2017 and February 28, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	November 30, 2017	February 28, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	224,313	16,202
Total Current Assets	224,313	16,202

NON-CURRENT ASSETS
Property and equipment, net	3,656	-

TOTAL ASSETS	$227,969	$16,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade payable	4,000	-
Other payables and accrued liabilities	5,375	23,500
Due to related parties	3,623	381
Total Current Liabilities	12,998	23,881

TOTAL LIABILITIES	$12,998	$23,881

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 91,889,644 and 90,220,000 shares issued and outstanding as of November 30, 2017 and February 28, 2017 respectively	9,189	9,022
Additional paid in capital	262,268	11,988
Accumulated losses	(56,486)	(28,689)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$214,971	$(7,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,969	$16,202

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three and nine months ended November 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended November 30		Three months ended November 30
	2017	2016	2017	2016

REVENUE	4,500	-	4,500	-

COST OF REVENUE	(4,000)	-	(4,000)	-

GROSS PROFIT	500	-	500	-

OTHER INCOME	785	-	785	-

GENERAL AND ADMINISTRATIVE EXPENSES	(29,082)	(387)	(21,229)	(5)

LOSS BEFORE INCOME TAX	(27,797)	(387)	(19,944)	(5)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(27,797)	(387)	(19,944)	(5)

Net loss per share, basic and diluted:	0.00	0.00	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	90,507,657	27,150,674	91,089,294	53,107,912

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of February 28, 2017 (audited)	90,220,000	$9,022	$11,988	$(28,689)	$(7,679)
Shares issued at $0.15 per share	1,669,644	167	250,280	-	250,447
Net loss for the period	-	-	-	$(27,797)	$(27,797)
Balance as of November 30, 2017 (unaudited)	91,889,644	$9,189	$262,268	$(56,486)	$214,971

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended November 30, 2017 and 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended November 30
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,797)	$(387)
Changes in operating assets and liabilities:
Trade payable	4,000
Other payables and accrued liabilities	(18,125)	-
Due to related parties	3,242	381
Net cash (used in)/provided by operating activities	(38,680)	381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,656)	-
Net cash used in investing activities	(3,656)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	250,447	10,010
Net cash provided by financing activities	250,447	10,010

Net increase in cash and cash equivalents	208,111	10,004
Cash and cash equivalents, beginning of period	16,202	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$224,313	10,004

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation is organized as a Nevada limited liability company, incorporated on June 6, 2016. For purposes of consolidated financial statement presentation, ECCO Auto World Corporation and its subsidiary are herein referred to as “the Company” or “we”. The Company is a business whose planned principal operations are to develop and operate an Automobile mobile application or a platform to connect auto repair shops and car owners.

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

Revenue recognition

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, the Company recognizes revenue from sales of goods when the following four revenue criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) selling price is fixed or determinable; and (4) collectability is reasonable assured.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company derives its revenue from provision of car maintenance and servicing scheduling and optimization advisory services. The services are billed on a fixed-fee basis.

Cost of revenue

Cost of revenue includes the cost of consultation services of Automobile mobile application and related services.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives as follows:

Classification	Estimated useful lives
Computer and peripherals	5 years

Expenditures for maintenance and repairs are expenses as incurred.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company and its subsidiary is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$.

In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3.	PROPERTY AND EQUIPMENT

	November 30, 2017	February 28, 2017

Computer and peripherals	3,656	-
Accumulated depreciation	-	-
Property and equipment	3,656	-

No depreciation was provided for the three months ended November 30, 2017, as the assets were bought on November 30, 2017.

4.	COMMON STOCK

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

On November 20, 2017, the Company resolved to close the offering (“the Offering”) from the registration statement on Form S-1/A, dated September 6, 2017, that had been declared effective by the Securities and Exchange Commission on September 14, 2017. The Offering resulted in 1,669,644 shares of common stock being sold at $0.15 per share for a total of $250,447.

All proceeds received are used for the Company’s working capital.

As of November 30, 2017, the Company has 91,889,644 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.	OTHER PAYABLES AND ACCRUED LIABILITIES

	November 30, 2017	February 28, 2017

Other payables	3,875	-
Accrued audit fee	-	3,500
Accrued professional fee	-	20,000
Accrued review fee	1,500	-
Total other payables and accrued liabilities	5,375	23,500

6.	DUE FROM / (TO) RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7.	INCOME TAXES

For the nine months ended November 30, 2017, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

Nine months ended
November 30, 2017

Tax jurisdictions from:
- Local	$(28,161)
- Foreign, representing
Labuan	364
Loss before income tax	$(27,797)

The provision for income taxes consisted of the following:

Nine months ended
November 30, 2017
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

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of November 30, 2017, the operations in the United States of America incurred $56,850 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $19,898 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM 20,000.

8.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended November 30, 2016, no income nor gross income has generated.

For the three months ended November 30, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For three months ended November 30
	2017	2016	2017	2016	2017	2016
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$4,500	$-	100%	-%	$-	$-
	$4,500	$-	100%	-%	$-	$-

For the nine months ended November 30, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at period-end are presented as follows:

	For nine months ended November 30
	2017	2016	2017	2016	2017	2016
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$4,500	$-	100%	-%	$-	$-
	$4,500	$-	100%	-%	$-	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended November 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)	Major vendors

For the three months ended November 30, 2016, no cost of revenue has incurred.

For the three months ended November 30, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For three months ended November 30
	2017	2016	2017	2016	2017	2016
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$4,000	$-	100%	-%	$4,000	$-
	$4,000	$-	100%	-%	$4,000	$-

For the nine months ended November 30, 2017, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at period-end are presented as follows:

	For nine months ended November 30
	2017	2016	2017	2016	2017	2016
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$4,000	$-	100%	-%	$4,000	$-
	$4,000	$-	100%	-%	$4,000	$-

The vendor is located in Malaysia.

(c)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain stable, therefore there is a possibility that the Company could post the same amount of income for two comparable periods and because of the fluctuating exchange rate actually post higher or lower income depending on exchange rate of RM converted into US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

9.	COMMITMENTS AND CONTINGENCIES

As of November 30, 2017, the Company has no commitments or contingencies involved.

10.	RELATED PARTY TRANSACTIONS

For nine months ended November 30, 2017, the Company has entered into following transactions or has a cumulative balance with respective related parties:

Professional fee incurred to Greenpro Financial Consulting Limited and accounting fee to Asia UBS Global Limited, both which are subsidiary of Greenpro Capital Corp., amounted $7,300 and $1,800 respectively. Besides, the Company also settled an outstanding professional fees incurred in previous year amounted $20,000 due to Greenpro Financial Consulting Limited. Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.35% of the Company issued and outstanding shares. As of November 30, 2017 outstanding liability payable to Greenpro Capital Corp. subsidiaries amounted $800.

Loan from director and shareholder, Ms. Woo Shuk Fong for working capital purpose amounted $378 being carried forward as due to related party from previous fiscal year. Loan from Chief Executive Officer and shareholder, Mr. Yiap Soon Keong for working capital purpose amounted $2,445 being carried forward as due to related party from previous fiscal year.

Technical consultation fee regarding the scope outline and service coverage of ECCO mobile application development amounted $4,000 incurred by the Company to IMocha Sdn. Bhd., of which both directors of IMocha Sdn. Bhd., Mr. Jason Wong Chee Hon and Mr. Koh Kok Wei are also the directors of the Company.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after November 30, 2017 up through the date was the Company presented these unaudited financial statements.

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

The Company is a technology company whose planned principal operation is to develop and operate a mobile application or a platform that connects auto repair shops and car owners. One of the features of the mobile application consists of comparisons among different auto repair shops in terms of quality rating and pricing. Auto repair shops that intend to make use of the Company’s user base will be subject to stringent supervision and entrant requirements in order to ensure quality service to users. The Company has also started to provide technical consultation and solution to client regarding the scheduling and optimization on vehicle maintenance to achieve cost effectiveness, intended to convert client into recurring base source of revenue by subscribing to its platform.

The Company plans to venture into other industry with the platform that is intended to develop, thus, the Company has recruited 4 directors to further expand into other industry.

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For Three and Nine Months Ended November 30, 2017 and November 30, 2016.

For the three and nine months ended November 30, 2017, the company has generated revenue and gross income $4,500 and $500 respectively, comparing to three and nine months ended November 30, 2016 which no income nor gross income has generated.

The company has incurred a net loss of $19,994 and $5 for three months ended November 30, 2017 and 2016 respectively. For Nine Months ended November 30, 2017 and 2016, the company has incurred a net loss of $27,797 and $387 respectively. Substantial increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at November 30 and February 28, 2017, the company has a current assets entirely consisting cash and cash equivalents of $224,313 and $16,202 respectively. Increase of $208,111 in cash flow mainly due to the finance from initial public offering share issuance contra by the net loss incurred during the period as a result of general and administrative expenses.

As at November 30 and, February 28, 2017, the company has a current liability of $12,998 and $23,881. Decrease of $10,883 is mainly due to the decrease of other payable and accrued liability contra by the increase of due to related party.

The company has a working capital of $214,971 and working deficit of $7,679 as at November 30 and February 28, 2017 respectively.

Operating Activities

For the Nine Months ended November 30, 2017, net cash used in operating activities was $38,680 consist of mainly general and administrative expenses and settlement on other payable and accrued liabilities contra by increase in due to related party.

Investing Activities

For the Nine Months ended November 30, 2017, net cash used in investing activities was $3,656 for investment in purchase of computer equipment for business purpose.

Financing Activities

For the Nine Months ended November 30, 2017, the company acquired $250,447 for share issuance during initial public offering.

Capital Expenditures

Our capital expenditures primarily relate to the acquisition of property and equipment. Our capital expenditures for the nine months periods ended November 30, 2017 was $3,656.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of November 30, 2017.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of November 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: January 16, 2018

	By:	/s/ Yiap Soon Keong
	Title:	Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer)

7