Form 10-K
period 2018-02-28
Ecco Auto World Corp
filed 2018-05-29
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended February 28, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

+852 3182 6922

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ] Accelerated Filer [  ] Non-accelerated Filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2018
Common Stock, $0.0001 par value	92,556,310

Ecco Auto World Corporation

FORM 10-K

For the Fiscal Year Ended February 28, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

●	The “Company,” “we,” “us,” or “our,” “Ecco” are references to Ecco Auto World Corp., a Nevada corporation.

●	“Common Stock” refers to the common stock, par value $.0001, of the Company;

●	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

●	“Securities Act” refers to the Securities Act of 1933, as amended; and

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

Corporate History

ECCO Auto World Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 6, 2016.

ECCO Auto World Corporation, which is incorporated in Labuan, Malaysia on March 1, 2017, is a wholly owned subsidiary of ECCO Auto World Corporation.

Mobile Application Development (“ECCO App”)

ECCO Auto World Corporation has engaged a third party for the development of ECCO App, which is a platform that connects users with auto repair shops and service centers throughout Malaysia and will be made up of a selection of auto repair shops who join our ‘ECCO Partnership’ and car owners who use the ECCO App. Auto repair shops that make use of ECCO user base will be subject to stringent supervision and entrant requirements in order to ensure quality service to users. The company has spent approximately $300,000 for the research and development of the mobile application.

The features of the ECCO App are as follows:

-	SOS! Breakdown: In the event a driver experiences a breakdown they may utilize this feature of the ECCO App which will locate the auto repair shop nearest to their location via GPS. In the unforeseen event of a breakdown, users can send an SOS from their smartphones to the nearest auto repair shop for assistance. With over 5,000 auto repair shops located in Malaysia, users can expect a prompt response.

-	Pickup Service: This feature of the ECCO App will enable users to have their car picked up at their location for service or repair. For any number of reasons which could include, but is not strictly limited to: car troubles, scheduling difficulties, convenience, etc. a user may wish to have their car picked up rather than make the drive to an auto repair shop on their own. The ECCO App will send a request for a quote to all registered auto repair shops within the vicinity. The users can review and select whichever quote is best for them.

-	Membership Registration: Using the ECCO App will enable car owners who subscribe as a member to accumulate membership points which may, in the future, potentially be used for discounts that the user can redeem. Currently these discounts are unidentified.

-	Knowledge sharing educational platform: Using the ECCO App will enable car owners to educate themselves through reference articles and knowledge sharing via an in-app educational platform. At present the specific articles and references that will be in this section of the application have not yet been determined.

Marketing

Currently, we are developing a website which we feel will bolster our presence in the Malaysian marketplace. On the site we intend to list some of the key features of the ECCO App which we intend to offer. Additionally, we plan to utilize this website to educate and inform users so that they can fully understand the functionality and various features of our App. This website will also be critical to our pursuit of various online marketing campaigns which may include, but not strictly be limited to, social media campaigns and internet advertisement. However, at this point in time our online marketing activities have not been fully defined or established.

Competition

The industry in which the company competes is highly competitive, plenty of companies offer similar mobile application platform with internal software expertise support while we rely on third party developer. We may be at a substantial disadvantage to our competitors who have more capital than we do to carry out operations and marketing efforts. We hope to maintain our competitive advantage by utilizing the experience, knowledge, and expertise of our directors and future staff as well as offering exemplary our customer service.

Trademark

The company doesn’t owned any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts register under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees

As of February 28, 2018 the company have six (6) full time employees of which consist solely of our directors and officers, each have the flexibility to work on our business up to 25 to 30 hours per week, but they are prepared to devote more time if necessary.

On October 26, 2017 the company has been through a management restructuring, as a result a Form 8-K was filed with the Securities and Exchange Commission on October 27, 2017 which can be summarized as follow:

1.	Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since September 22, 2016.
2.	Mr. Koh Khee Ngiap was appoint as a member of the new Director of the company.
3.	Mr. Koh Kok Wei was appoint as a member of the new Director of the company.
4.	Mr. Joson Yeo Hung Kwang was appointed as the new Director of the company.
5.	Mr Jason Wong Chee Hon was appointment as the new Director, President, Secretary and Treasurer of the Company.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers, Directors or employees.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

Our principal executive office is located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company currently has yet to obtain trading symbol from FINRA thus there is no public market for the common shares and there has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. Once we obtain trading symbol from FINRA we will apply to be listed in OTC Pink but we cannot assure you that there will be a market for our common stock in the future.

Holders

As of February 28, 2018, we had 92,556,310 shares of our Common Stock par value, $.0001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598 and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividend Policy

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Equity Compensation Plan Information

Currently, there is no equity compensation plan in place.

Unregistered Sales of Equity Securities

On January 23, 2018, the Company has completed the issuance and sale of an aggregate of 666,666 shares at a price of $0.30 per share with each share consisting of one share of the Company’s common stock, par value $0.0001 per share in a private placement to Home Boutique International Limited. The net proceeds to the Company amounted to $199,999.80 went directly to the Company as working capital. As a result, Form 8-K has filed with the Securities & Exchange Commission on January 25, 2018.

The shares sold in the private placement were issued in reliance on an exemption from registration under Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”). The bases for the availability of this exemption include the facts that the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended February 28, 2018.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Overview

ECCO Auto World Corporation, a Nevada corporation (“the Company”) was incorporated under the laws of the State of Nevada on June 6, 2016.

ECCO Auto World Corporation, which is incorporated in Labuan, Malaysia on March 1, 2017, is a wholly owned subsidiary of ECCO Auto World Corporation.

ECCO Auto World Corporation has engaged a third party for the development of ECCO App, which is a platform that connects users with auto repair shops and service centers throughout Malaysia and will be made up of a selection of auto repair shops who join our ‘ECCO Partnership’ and car owners who use the ECCO App. Auto repair shops that make use of ECCO user base will be subject to stringent supervision and entrant requirements in order to ensure quality service to users. The company has spent approximately $300,000 for the research and development of the mobile application.

Results of Operations

Revenues For the year ended February 28, 2018 and 2017

The Company has generated a revenue of $4,500 for the year ended February 28, 2018 and no revenue was generated for the year ended February 28, 2017.

Cost of Revenue

Cost of revenue for the company year ended February 28, 2018 amounted to $4,000 and no cost of revenue was incurred for the year ended February 28, 2017.

General and Administrative Expenses & Other Income

General and administrative expenses for the year ended February 28, 2018 and 2017 amounted to $376,585 and $28,689 respectively, the increase of $347,896 was majority caused by the software and development cost incurred during the year amounted to $300,000, and the increase of professional fees incurred for the compliance of SEC reporting requirement for approximately $43,000.

Other income for the year ended February 28, 2018 amounted to $684 which consist solely of foreign exchange gain due to weakening of US Dollar, and no other income for the year ended February 28, 2017.

Net Loss and Net Loss Margin

The net loss for the year ended February 28, 2018 was $375,401 as compared to $28,689 for the year ended February 28, 2017. The increase in net loss of $346,712 was primarily due to the substantial increase in general and administrative expenses.

Liquidity and Capital Resources

As of February 28, 2018, the Company has working capital surplus of $63,693 compared to working deficit of $7,679 as of February 28, 2017. Substantial increase in working capital was caused by the increase in cash and cash equivalent and settlement in other payables and accrued liabilities. The cash in hand as of February 28, 2018 were $75,993 compared to $16,202 as of February 28, 2017.

Net cash used in operating activities for the year ended February 28, 2018 was $386,999 as compared to net cash used in operating activities of $4,808 for the year ended February 28, 2017. Substantial increase in operating cash flow consumption was due to the increase in net loss primarily due the increase of general and administrative expenses which was caused by the software development cost.

Net cash used in investing activities for the year ended February 28, 2018 was $3,656 for the purchase of computer equipment.

Net cash provided by financing activities for the year ended February 28, 2018 was $450,446 as compared to $21,010 for the year ended February 28, 2017. The cash provided by financing activities is from proceeds from initial public offering and private placement.

The revenues generated from our current business operations alone may not be sufficient to fund our operations or planned growth. We will likely require additional capital to continue to operate our business, and to further expand our business. Sources of additional capital through various financing transactions or arrangements with third parties may include equity or debt financing, bank loans or revolving credit facilities. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. Our inability to raise additional funds when required may have a negative impact on our operations, business development and financial results.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Revenue recognition

In accordance with the Accounting Standard Codification Topic 605 “Revenue Recognition” (“ASC 605”), the Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) there are no continuing obligations to the customer; and (4) the collection of related accounts receivable is probable.

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue, revenue of the year consist of solely from car maintenance, servicing scheduling and optimization advisory services.

Cost of revenues

Cost of revenues includes the cost directly attached to the realization of revenue, of which includes but not limited to the consultation services from the scope outline and coverage of services of ECCO mobile application.

Equipment

Equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Estimated useful lives
Computer and peripherals	5 years

Expenditures for maintenance and repairs are expensed as incurred.

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

The Company conducts major businesses in Malaysia. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended February 28, 2018 and year ended February 28, 2017. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per share”. Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s subsidiary in Malaysia maintains their books and record in their local currency, Ringgits Malaysia (“RM”) which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended February 28
	2017	2016

Period-end RM : US$1 exchange rate	3.92	4.44
Period-average RM : US$1 exchange rate	4.22	4.17

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value of financial instruments:

The carrying value of the Company’s financial instruments: cash and cash equivalents, accounts payable and accrued liabilities, and amount due to a director approximate at their fair values because of the short-term nature of these financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of February 28, 2018, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in PART IV of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosures Control and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of February 28, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of February 28, 2018.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at February 28, 2018, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.	We plan to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. The accounting personnel is responsible for reviewing the financing activities, facilitate the approval of the financing, record the information regarding the financing, and submit SEC filing related documents to our legal counsel in order to comply with the filing requirements of SEC.

2.	We plan to prepare written policies and procedures for accounting and financial reporting to establish a formal process to close our books monthly on an accrual basis and account for all transactions, including equity and debt transactions.

3.	We intend to add staff members to our management team for making sure that information required to be disclosed in our reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported as and when required and will the staff members will have segregated responsibilities with regard to these responsibilities.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2018.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yiap Soon Keong	36	Chief Executive Officer
Jason Wong Chee Hon	47	Director, President, Secretary and Treasurer
Koh Khee Ngiap	54	Director
Koh Kok Wei	37	Director
Joson Yeo Hung Kwang	43	Director
Woo Shuk Fong	49	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Yiap Soon Keong - Chief Executive Officer

Mr. Yiap Soon Keong graduated in 2004 from Inti College with Bachelor (Honours) Business in Information Technology. He has been a Certified Credit Professional recognized by the Malaysia Institution Banking since 2007. In 2012, he was awarded the Malaysia Best Services Professional Award by HWT Group.

From 2004 to 2006, Mr. Yiap was a Business Installment Executive at Standard Chartered Bank Malaysia Berhad. His primary responsibility was to study the background of clients and their applications for business loans. From 2006 to 2008, he held the position of Relationship Manager in Alliance Bank Malaysia. He was responsible for advising and managing the business loan portfolios of Small Medium Enterprise (SMEs) and monitoring business development by facilitating proposals with banking loan facilities. From 2008 to 2009, Mr. Yiap was a Business Development Manager at OCBC Bank Malaysia. His responsibility was to oversee the business development of the company, acquire new businesses for the SMEs banking a programs and promoting government funding to assist the SMEs. From 2009 to present, he has founded Wealthon Business Advisory, an advisory firm for SMEs, where he continues to work to this day. He is responsible for overseeing the operations and business development of the company.

Mr. Yiap’s experience in management and business development has led the Board of Director to reach the conclusion that he should serve as our Chief Executive Officer and Director of the Company. In September 2016, Mr. Yiap was appointed as the Chief Executive Officer and Director of the Company. On October 26, 2017, Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since September 22, 2016.

Woo Shuk Fong – Director

Miss Woo Shuk Fong worked for Tse & Loke, Certified Public Accountants, as a company secretary from 1993 to 1996. Ms. Woo was responsible for the preparation of documents for the formation of companies, drafting board minutes, annual returns, Annual General Meetings, and taking care of clients’ statutory matters. From 1996 to 1997, Ms. Woo joined Global Business Services Limited. She was responsible for the preparation of documents for the formation of companies, drafting board minutes and handling clients’ statutory matters. From 1997 to 1998, Ms. Woo joined Ho & Ho, Certified Public Accountants, as a Company Secretary Assistant, responsible for handling statutory matters as well as preparing documents for setting up bank accounts and changing bank authorized signatory for clients. In July 1998, she resigned from Ho & Ho, Certified Public Accountants and joined Gilber & Associates as a director in September 1998 until her resignation in December 2015. Over the course of her carrier she has accumulated more than 15 years of business experience in international trading.

Ms. Woo’s experience in business and international trading has led the Board of Director to reach the conclusion that she should serve as a Director of the Company. In June 2016, Ms. Woo was appointed as a Director of the Company.

Jason Wong Chee Hon - Director, President, Secretary and Treasurer

Mr. Jason Wong Chee Hon, has more than 20 years working in management consultancy, start-ups, banking and insurance industry with significant experience in many areas of technology delivery and strategic innovation in financial system. Has managed and delivered multiple enterprise and digital projects for banks and insurance companies. Brain child of innovative products, technologies & R&D development in banking, financial services and Insurance and Fintech. Mr. Jason is the co-founder and director of IMocha Sdn Bhd since year 2003, his role include providing technology and software solutions to banks, insurance, fintech and corporate clients in the area of financial, payments, insurance, banking and automation solutions. This primarily covers delivering custom and proprietary web & mobile applications as well as consultation services. He acts as an advisory and business development role for these businesses.

Mr. Jason graduated from University of Glasgow, Scotland, his experience in technology product development has led the Board of director to reach a conclusion that he should serve as the director of the Company. On October 26, 2017, Mr. Jason was appointed as the director, president, treasurer and secretary of the Company.

Koh Kok Wei – Director

Mr. Koh Kok Wei, has more than 15 years in Enterprise Software Implementation in banking, financial services and Insurance. Commercially driven and subject matter expert in the area of Transaction Banking, Enterprise Cash Management, Treasury & Payments market place in regional countries. Core formative role in the conceptualization, development and creation of range of Software IP. Mr. Kok is the co-founder and managing director for IMocha Sdn Bhd since year 2003, an IT consulting and software provider specializing in frontline banking and insurance delivery software, his role includes developing year on year business growth through new client acquisition, sales, business development, software product development (R&D), high-level project management and strategic partnership alliances.

Mr. Koh graduated in Stafforshire University in UK with Bachelor of Science in Computing, internet technology, his experience in financial and technology industry has led the Board of director to reach a conclusion that he should serve as the director of the Company. On October 26, 2017, Mr. Koh was appointed as the director of the Company.

Joson Yeo Hung Kwang – Director

Mr. Joson Yeo Hung Kwang, has than 18 years of experience in regional Enterprise IT Solutions, Mobile O2O Platform, ITSM and MSP Market Development covering FSI, Corporate, Government, Telco and MSME industries. Focus on Global Alliances, Corporate Governance, FINTECH Innovation Development Landscape and Operation Process Optimization for the Company. And pioneering Company Co-Innovation Lab initiative. From year 2012 to 2015, Mr. Joson was the Chief Strategy Officer in Moxian, Inc, responsible for creating regional business affiliate program for corporate and merchants’ network, managing the Company’s sales & business development planning and execution benchmark. In year 2016, Mr. Joson is appointed as Chief Business Development Officer for IMocha Sdn Bhd, his role focuses on strengthening global alliances, corporate governance, fintech innovation development landscape and operation process optimization.

Mr. Joson graduated from ATC College, his experience in business management and business development has led the Board of director to reach a conclusion that he should serve as the director of the Company. On October 26, 2017, Mr. Joson was appointed as the director of the Company.

Koh Khee Ngiap – Director

Mr. Koh Khee Ngiap, has more than 20 years of experience in Corporate Development, Merger & Acquisition and Venture Capital Funding Facilitate. As one of Malaysia’s early Internet pioneers and has been instrumental in building numerous Internet start-up with presence internationally. In 2011, Mr. Koh was one of the founding member of Moxian, Inc. and appointed as the Chief Executive Officer of its Malaysia subsidiary from year 2011 to 2014, Moxian Malaysia Sdn Bhd. His responsibility as a CEO of Moxian Malaysia Sdn Bhd is overseeing the business operation in Malaysia. Since year 2016, Mr. Koh has been appointed as Chief Corporate Development Officer of IMocha, responsible for idea generation, deal structuring, negotiation and divestitures for the company.

Mr. Koh holds a Bachelor of Science degree in Computer Information Science and Business Studies from Upsala College, USA, his experience in corporate development has led the Board of director to reach a conclusion that he should serve as the director of the Company. On October 26, 2017, Mr. Koh was appointed as the director of the Company.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believes that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Audit committee financial expert means a person who has the following attributes:

(1)	An understanding of generally accepted accounting principles and financial statements;
(2)	Experience applying such generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves that are generally comparable to the estimates, accruals and reserves, if any, used in the registrant’s financial statements;
(3)	Experience preparing or auditing financial statements that present accounting issues that are generally comparable to those raised by the registrant’s financial statements;
(4)	Experience with internal controls and procedures for financial reporting; and
(5)	An understanding of audit committee functions.

Currently, our company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to our company’s board of directors the engagement of an independent registered public accounting firm to audit our company’s financial statements and to review our company’s accounting and auditing principles.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period February 28, 2018, for services rendered in all capacities to us.

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yiap Soon Keong, Chief Executive Officer (1)	For the year ended February 28, 2018.	-	-	-	-	-	-	-	-
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

(1)	On October 26, 2017, Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since September 22, 2016.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of February 28, 2018.

Name and Principle Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woo Shuk Fong, Director (1)	For the year ended February 28, 2018.	-	-	-	-	-	-	-	-
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

Jason Wong Chee Hon, Director, President, Treasurer and Secretary (2)	For the year ended February 28, 2018.	1,250	-	-	-	-	-	-	1,250
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

Koh Khee Ngiap, Director (3)	For the year ended February 28, 2018.	1,250	-	-	-	-	-	-	1,250
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

Koh Kok Wei, Director (4)	For the year ended February 28, 2018.	1,250	-	-	-	-	-	-	1,250
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

Joson Yeo Hung Kwang, Director (5)	For the year ended February 28, 2018.	1,250	-	-	-	-	-	-	1,250
	For the year ended February 28, 2017.	-	-	-	-	-	-	-	-

(1)	On June 6, 2016, Ms. Woo Shuk Fong was appointed as a Director of the Company.
(2)	On October 26, 2017, Mr. Jason Wong Chee Hong was appointed as the director, president, treasurer and secretary of the Company.
(3)	On October 26, 2017, Mr. Koh Khee Ngiap was appointed as the director of the Company.
(4)	On October 26, 2017, Mr. Koh Kok Wei was appointed as the director of the Company.
(5)	On October 26, 2017, Mr. Joson Yeo Hung Kwang was appointed as the director of the Company.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Currently Jason Wong Chee Hong, Koh Khee Ngiap, Koh Kok Wei and Joson Yeo Hung Kwang receives fee for his service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2018, the Company has 92,556,310 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of February 28, 2018 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Yiap Soon Keong (i), (iii) A-9-1 No 6 Jalan Sri Jati 2, Taman Sri Jati Jalan Puchong Willayah Persekutuan, Kuala Lumpur 58200 Malaysia.	34,000,000	36.734%

Common Stock	Woo Shuk Fong (ii) Flat C, 4/F, Block 6, Beverly Garden, 1 Tong Ming Street Tseung Kwan O Hong Kong, China.	153,000	0.165%

	All of the officers and directors as a group (iv)	34,153,000	36.899%

Common Stock	GreenPro Asia Strategic SPC 2201, 22/F, Malaysia Building, 50 Gloucester Road Wan Chai, Hong Kong, China.	52,000,000	56.182%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (92,556,310 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 92,556,310 as of the date of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 6, 2016, Ms. Woo Shuk Fong was appointed as President, Secretary, Treasurer and a member of our Board of Directors. Additionally, on June 6, 2016, the company issued 100,000 shares of restricted common stock, each with a par value of $0.0001 per share, to Ms. Woo for initial working capital of $10.

On September 22, 2016, Ms. Woo Shuk Fong resigned as President, Secretary and Treasurer. On September 22, 2016, Mr. Yiap Soon Keong was appointed as President, Secretary, Treasurer and a member of our Board of Directors. Moreover, on September 22, 2016, the company issued 24,000,000 shares of restricted common stock to Yiap Soon Keong and on October 3, 2016 the company issued 4,000,000 and 52,000,000 shares of restricted common stock to Greenpro Venture Capital Limited and Greenpro Asia Strategic SPC respectively, each with par value of $0.0001 per share, for additional working capital of $8,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan have voting and dispositive power over the shares held by GreenPro Asia Strategic SPC. The address for Greenpro Asia Strategic SPC - Greenpro Asia Strategic Fund SP is 2201, 22/F, Malaysia Building, 50 Gloucester Road Wan Chai, Hong Kong, China.

On September 25, 2016, the company issued 20,000 shares of restricted common stock to Woo Shuk Fong at the price of $0.10 per share, for additional working capital of $2,000.

On December 28, 2016, the company issued 100,000 shares of restricted common stock to Wong Yuen Ling at the price of $0.10 per share, for additional working capital of $10,000.

On January 19, 2017, the company issued 10,000,000 shares of restricted common stock to Yiap Soon Keong, each with par value of $0.0001 per share, for additional working capital of $1,000.

In regards to all of the above transactions we claim an exemption from registration afforded by Section 4(a)(2) and/or Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On October 10, 2017, the company issued 33,000 shares of free-traded common stock to Woo Shuk Fong, each with par value of $0.15 per share, for additional working capital of $4,950 in related to initial public offering which was declared effective by Securities & Exchange Commission on September 14, 2017.

Related Party Transactions

For the year ended February 28, 2017, the Company has entered into several transaction with Greenpro Financial Consulting Limited amounted to $23,181 and accounting fee to Asia UBS Global Limited amounted to $500, both which are subsidiary of Greenpro Capital Corp, through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of February 28, 2018. As of February 28, 2017, $20,000 was due to Greenpro Financial Consulting Limited.

For the year ended February 28, 2018, the Company has entered into following transactions or has a cumulative balance with respective related parties:

Professional fee incurred to Greenpro Financial Consulting Limited and accounting fee to Asia UBS Global Limited, both which are subsidiary of Greenpro Capital Corp., amounted $29,950 and $2,800 respectively. Besides, the Company also settled an outstanding professional fees incurred in previous year amounted $20,000 due to Greenpro Financial Consulting Limited. Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.35% of the Company issued and outstanding shares. As of February 28, 2018 outstanding liability payable to Greenpro Capital Corp. subsidiaries amounted $1,000.

Loan from director and shareholder, Ms. Woo Shuk Fong for working capital purpose amounted $378 being carried forward as due to related party from previous fiscal year, has been settle on January 30, 2018.

Loan from Chief Executive Officer and shareholder, Mr. Yiap Soon Keong for working capital purpose amounted $2,445 being carried forward as due to related party from previous fiscal year, has been settle on February 6, 2018.

For the year ended February 28, 2018, the Company has engage iMocha Sdn Bhd, a Company incorporated in Malaysia for the technical consultation regarding the scope outline and service coverage of ECCO mobile application development amounted $4,000 as well as subsequent payment of $300,000 for the development of software pertaining the ECCO mobile application. The sole director of iMocha Sdn Bhd is Mr. Koh Kok Wei and Mr. Jason Wong Chee Hon which is also the director of the Company.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of five members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Total Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended February 28, 2018	For the year ended February 28, 2017
Audit fees	$9,000	$3,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$9,000	$3,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of Ecco Auto World Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

32.1	Section 1350 Certification of principal executive officer*

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No. 3 (File No. 333-218334) on September 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORP.
(Name of Registrant)

Date: May 28, 2018

	By:	/s/ YIAP SOON KEONG
YIAP SOON KEONG
	Title:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecco Auto World Corporation

Unit C, 4/F, China Insurance Building,

48 Cameron Road, Tsim Sha Tsui,

Kowloon, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecco Auto World Corporation (the ‘Company’) as of February 28, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of February 28, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.

/s/ TOTAL ASIA ASSOCIATES
TOTAL ASIA ASSOCIATES

Petaling Jaya, Malaysia
May 28, 2018

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of February 28,
	2018	2017
ASSETS
CURRENT ASSETS
Prepayment	2,900	-
Cash and cash equivalents	75,993	16,202
Total Current Assets	78,893	16,202

NON-CURRENT ASSETS
Property and equipment, net	3,473	-
	3,473	-

TOTAL ASSETS	$82,366	$16,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	14,000	23,500
Due to related parties	1,000	381
Total Current Liabilities	15,000	23,881

TOTAL LIABILITIES	$15,000	$23,881

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 92,556,310 and 90,220,000 shares issued and outstanding as of February 28, 2018 and February 28, 2017 respectively	9,255	9,022
Additional paid in capital	462,201	11,988
Accumulated losses	(404,090)	(28,689)
TOTAL STOCKHOLDERS’ EQUITY	$67,366	$(7,679)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,366	$16,202

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	February 28, 2018	February 28, 2017

REVENUE	4,500	-

COST OF REVENUE	(4,000)	-

GROSS PROFIT	500	-

OTHER INCOME	684	-

GENERAL AND ADMINISTRATIVE EXPENSES	(376,585)	(28,689)

LOSS BEFORE INCOME TAX	(375,401)	(28,689)

INCOME TAX PROVISION	-	-

NET LOSS	(375,401)	(28,689)

Net loss per share, basic and diluted:	0.00	0.00

Weighted average number of common shares outstanding – Basic and diluted	91,026,796	49,426,268

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”))

(Audited)

	COMMON STOCK		ADDITIONAL
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance, June 6, 2016 (inception)	100,000	$10	$-	$-	$10
Issuance of share capital - founder’s shares	80,000,000	8,000	-	-	8,000
Shares issued in private placement completed on September 25, 2016 at $0.10 per share	20,000	2	1,998	-	2,000
Shares issued in private placement completed on December 28, 2016 at $0.10 per share	100,000	10	9,990	-	10,000
Issuance of share capital - additional founders’ shares	10,000,000	1,000	-	-	1,000
Net loss for the period	-	-	-	(28,689)	(28,689)
Balance as of February 28, 2017	90,220,000	$9,022	$11,988	$(28,689)	$(7,679)
Shares issued at $0.15 per share	1,669,644	167	250,280	-	250,447
Shares issued in private placement completed on January 23, 2018 at $0.30 per share	666,666	66	199,933	-	199,999
Net loss for the year	-	-	-	$(375,401)	$(375,401)
Balance as of February 28, 2018	92,556,310	$9,255	$462,201	$(404,090)	$67,366

See accompanying notes to condensed consolidated financial statements.

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

		From June 6, 2016
	For the year ended	(inception) to
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(375,401)	$(28,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	183	-
Changes in operating assets and liabilities:
Prepayment	(2,900)	-
Other payables and accrued liabilities	(9,500)	23,500
Due to related parties	619	381
Net cash used in operating activities	(386,999)	(4,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,656)	-
Net cash used in investing activities	(3,656)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	450,446	21,010
Net cash provided by financing activities	450,446	21,010

Net increase in cash and cash equivalents	59,791	16,202
Cash and cash equivalents, beginning of year	16,202	-
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$75,993	16,202

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

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

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company derives its revenue from provision of car maintenance and servicing scheduling and optimization advisory services. The services are billed on a fixed-fee basis.

Cost of revenue

Cost of revenue includes the cost of consultation services of Automobile mobile application and related services.

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Equipment

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. EQUIPMENT

	As of	As of
	February 28, 2018	February 28, 2017

Computer and peripherals	3,656	-
Accumulated depreciation	(183)	-
Equipment, net	3,473	-

Depreciation expense for the year ended February 28, 2018 and February 28, 2017 were $183 and $0, respectively.

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4. COMMON STOCK

On January 23, 2018, Home Boutique International Limited (the “investors”) purchased 666,666 shares of common stock of the Company at $0.3 per share, for $199,999.

All proceeds received are used for the Company’s working capital.

As of February 28, 2017 and 2018 the Company has 90,220,000 and 92,556,310 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	February 28, 2018	February 28, 2017

Accrued audit fee	9,000	3,500
Accrued professional fee	5,000	20,000
Total other payable and accrued liabilities	14,000	23,500

6. DUE TO RELATED PARTIES

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the year ended February 28, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended	For the period ended
	February 28, 2018	February 28, 2017

Tax jurisdictions from:
- Local	$(376,726)	$(28,689)
- Foreign, representing
Labuan	1,325	-
Loss before income tax	$(375,401)	$(28,689)

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8. INCOME TAXES

The provision for income taxes consisted of the following:

	For the year ended	For the period ended
	February 28, 2018	February 28, 2017
Current:
- Local	-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	-	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States and Malaysia that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Tax Cuts and Jobs Act was enacted in the United States on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

As of January 31, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations.

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of February 28, 2018, the operations in the United States of America incurred $405,415 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $85,137 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM 20,000.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended February 28, 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended February 28
	2018	2017	2018	2017	2018	2017
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$4,500	$-	100%	-%	$-	$-
	$4,500	$-	100%	-%	$-	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 28, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9. CONCENTRATIONS OF RISK

(b) Major vendors

For the year ended February 28, 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended February 28
	2018	2017	2018	2017	2018	2017
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$4,000	$-	100%	-%	$-	$-
	$4,000	$-	100%	-%	$-	$-

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

10. COMMITMENTS AND CONTINGENCIES

As of February 28, 2018, the Company has no commitments or contingencies involved.

11. RELATED PARTY TRANSACTIONS

For the year ended February 28, 2017, the Company has entered into several transaction with Greenpro Financial Consulting Limited amounted to $23,181 and accounting fee to Asia UBS Global Limited amounted to $500, both which are subsidiary of Greenpro Capital Corp, through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of February 28, 2018. As of February 28, 2017, $20,000 was due to Greenpro Financial Consulting Limited.

For the year ended February 28, 2018, the Company has entered into following transactions or has a cumulative balance with respective related parties:

	Incurred year ended	Outstanding as of
	February 28, 2018	February 28, 2018
Greenpro Financial Consulting Limited (1)
- Professional Fee	$29,950	$-

Asia UBS Global Limited (2)
- Accounting Fee	2,800	1,000

Imocha Sdn Bhd (3)
- ECCO Mobile Application Development Cost	300,000	-

Settlement of Loan due to Related Party
- Woo Shuk Fong (Director)	378	-
- Yiap Soon Keong (Chief Executive Officer)	2,445	-
	$335,573	$1,000

(1)	Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of February 28, 2018.
(2)	Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of February 28, 2018.
(3)	Director of Imocha Sdn Bhd is as followed:

a.	Mr. Jason Wong Chee Hong, which is the President, Secretary, Treasurer and Director of the Company;
b.	Mr. Koh Kok Wei which is also the Director of the Company

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after February 28, 2018 up through the date the Company presented these audited financial statements.

