Form 10-QT
period 2018-03-31
Ecco Auto World Corp
filed 2018-08-13
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2018 to March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2018
Common Stock, $.0001 par value	92,556,310

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
	Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and February 28, 2018 (audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Income for the One Month Ended March 31, 2018 and 2017 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the One Month Ended March 31, 2018 and Period Ended February 28, 2018 and 2017 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the One Month Ended March 31, 2018 and 2017 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-12
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4.	CONTROLS AND PROCEDURES	4

PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	5
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5
	SIGNATURES	6

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and February 28, 2018 (audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Income for the One Month Ended March 31, 2018 and 2017 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the One Month Ended March 31, 2018 and Period Ended February 28, 2018 and 2017(unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the One Month Ended March 31, 2018 and 2017 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6-F-12

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and February 28, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	February 28, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Prepayment	2,658	2,900
Cash and cash equivalents	76,362	75,993
Total Current Assets	79,020	78,893

NON-CURRENT ASSETS
Plant and equipment, net	3,412	3,473

TOTAL ASSETS	$82,432	$82,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	14,500	14,000
Due to related parties	1,000	1,000
Total Current Liabilities	15,500	15,000

TOTAL LIABILITIES	$15,500	$15,000

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 92,556,310 issued and outstanding as of March 31, 2018 and February 28, 2018	9,255	9,255
Additional paid in capital	462,201	462,201
Accumulated deficit	(404,914)	(404,090)
Accumulated other comprehensive income	390	-
TOTAL STOCKHOLDERS’ EQUITY	$66,932	$67,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,432	$82,366

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the one month ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	One month ended March 31
	2018	2017

REVENUE	$-	$-

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$-

OTHER INCOME	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(824)	$-

LOSS BEFORE INCOME TAX	$(824)	$-

INCOME TAX PROVISION	$-	$-

NET LOSS	$(824)	$-

OTHER COMPREHENSIVE INCOME/ LOSS	$390	$-

TOTAL COMPREHENSIVE LOSS	$(434)	$-

Net loss per share, basic and diluted:	$(0)	$(0)

Weighted average number of common shares outstanding – Basic and diluted	92,556,310	90,220,000

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the one month ended March 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance, June 6, 2016 (inception)	100,000	$10	$-	$-	$-	$10
Issuance of share capital - founder’s shares	80,000,000	8,000	-	-	-	8,000
Shares issued in private placement completed on September 25, 2016 at $0.10 per share	20,000	2	1,998	-	-	2,000
Shares issued in private placement completed on December 28, 2016 at $0.10 per share	100,000	10	9,990	-	-	10,000
Issuance of share capital - additional founders’ shares	10,000,000	1,000	-	-	-	1,000
Net loss for the period	-	-	-	-	(28,689)	(28,689)
Balance as of February 28, 2017	90,220,000	$9,022	$11,988	$-	$(28,689)	$(7,679)
Shares issued at $0.15 per share	1,669,644	167	250,280	-	-	250,447
Shares issued in private placement completed on January 23, 2018 at $0.30 per share	666,666	66	199,933	-	-	199,999
Net loss for the year	-	-	-	-	(375,401)	(375,401)
Balance as of February 28, 2018	92,556,310	$9,255	$462,201	$-	$(404,090)	$67,366
Foreign exchange translation adjustment	-	-	-	390	-	390
Net loss for the period	-	-	-	-	(824)	(824)
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$390	$(404,914)	$66,932

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the One month ended March 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	One Month Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(824)	$-
Adjustment to reconcile net loss to net used in operating activities:
Depreciation	61	-
Changes in operating assets and liabilities:
Other payables and accrued liabilities	500	-
Prepayment	242	-
Net cash used in operating activities	$(21)	$-

Effect of exchange rate changes on cash and cash equivalents	390	-
Net increase in cash and cash equivalents	369	-
Cash and cash equivalents, beginning of period	75,993	16,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,362	$16,202

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the one month ended March 31, 2018

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

On June 30, 2018, the Company’s Board of Directors had approved a change in fiscal year end from February 28th to March 31st. Following such change, the date of the Company’s next fiscal year end is March 31st, 2019.

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

For the one month ended March 31, 2018

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

Plant and equipment

Plant and equipment is stated at cost less accumulated depreciation and impairment. Depreciation of plant and equipment are calculated on the straight-line method over their estimated useful lives as follows:

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

The Company conducts major businesses in Malaysia and Hong Kong, and is expanding to China and Thailand. The Company is subject to tax in these jurisdiction. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

Net income/(loss) per share

The Company calculates net income/(loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic income/(loss) per share is computed by dividing the net income/(loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income/(loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

For the one month ended March 31, 2018

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and approximate their fair values because of the short-term nature of these financial instruments.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the one month ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3.	PLANT AND EQUIPMENT

	As of	As of
	March 31, 2018	February 28, 2018

Computer and peripherals	$3,656	$3,656
Accumulated depreciation	(244)	(183)
Plant and equipment	$3,412	$3,473

Depreciation for the one month period ended March 31, 2018 is $61 and no depreciation has been incurred for one month ended March 31, 2017.

4.	COMMON STOCK

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

As of March 31, 2018 and February 28, 2018, the Company has 92,556,310 and 90,200,000 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the one month ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	March 31, 2018	February 28, 2018

Accrued audit fee	$9,000	$9,000
Accrued professional fee	5,500	5,000
Total other payables and accrued liabilities	$14,500	$14,000

6.	DUE TO RELATED PARTIES

	March 31, 2018	February 28, 2018

Due to related party	$1,000	$1,000

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7.	INCOME TAXES

For the one month ended March 31, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	One month ended
	March 31, 2018	February 28, 2018

Tax jurisdictions from:
Local	$561	$-
Foreign, representing
Labuan	$263	$-
Loss before income tax	$824	$-

The provision for income taxes consisted of the following:

One month ended
	March 31, 2018	February 28, 2018

Current:
Local	$-	$-
Foreign	-	-
Deferred:
Local	-	-
Foreign	-	-

Income tax expense	$-	$-

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

For the one month ended March 31, 2018

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

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2018, the operations in the United States of America incurred $405,475 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $85,220 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM 20,000

8.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the one month ended March 31, 2018, the Company has not generated any revenue and doesn’t have any outstanding trade receivables.

(b)	Major vendors

For the one month ended March 31, 2018, the Company has not incurred any cost of revenue and doesn’t have any outstanding trade payables.

(c)	Exchange rate risk

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

As of March 31, 2018, the Company has no commitments or contingencies involved.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the one month ended March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10.	RELATED PARTY TRANSACTIONS

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

For the one month ended March 31, 2018, the Company has entered into following transactions or has a cumulative balance with respective related parties:

	Outstanding as of	Incurred for the period one month ended
	March 31, 2018	March 31, 2018

Asia UBS Global Limited (1)
- Accounting Fee	$1,000	$-

(1)

Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of March 31, 2018.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this transition report on Form 10-QT is intended to update the information contained in our Annual Report on Form 10-K for the year ended February 28, 2018 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QT.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this transition report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.8, dated July 20, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-QT. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For One Month Ended March 31, 2018 and March 31, 2017.

For one month ended March 31, 2018 and 2017, the Company has not generated any revenue and gross income.

The Company has incurred a net loss of $824 for one month ended March 31, 2018.

Liquidity and Capital Resources

As at March 31 and February 28, 2018, the Company has a cash and cash equivalents of $79,362 and $75,993 respectively. Increase of $369 in cash flow mainly due to the unrealized translation gain by holding foreign currency contra by the general and administrative expenses incurred during the period as a result of.

The Company has current liability of $15,500 and $15,000 as at March 31, 2018 and February 28, 2018 respectively.

Operating Activities

For the one month ended March 31, 2018, net cash used in operating activities was $21 consist of solely of general and administrative expenses.

Investing Activities

For the one month ended March 31, 2018, no cash was generated nor consumed for investment purpose.

Financing Activities

For the one month ended March 31, 2018, no cash was generated nor consumed for financing purpose.

Capital Expenditures

There was no capital expenditures for one month period ended March 31, 2018.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2018.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the one month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: August 13, 2018

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
President, Director, Secretary and Treasurer

6