Form 10-Q
period 2018-06-30
Ecco Auto World Corp
filed 2018-08-14
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Three Month Period Ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2018
Common Stock, $.0001 par value	92,556,310

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2018 March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30, 2018	As of March 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Prepayment	4,739	2,658
Cash and cash equivalents	53,804	76,362
Total Current Assets	58,543	79,020

NON-CURRENT ASSETS
Plant and equipment, net	3,229	3,412

TOTAL ASSETS	$61,772	82,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	7,000	14,500
Due to related parties	-	1,000
Total Current Liabilities	7,000	15,500

TOTAL LIABILITIES	$7,000	15,500

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 92,556,310 issued and outstanding as of June 30, 2018 and March 31, 2018	9,255	9,255
Additional paid in capital	462,201	462,201
Accumulated deficit	(415,820)	(404,914)
Accumulated other comprehensive income	(864)	390
TOTAL STOCKHOLDERS’ EQUITY	$54,772	$66,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,772	$82,342

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended June 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30
	2018	2017

REVENUE	$-	$-

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$-

OTHER INCOME	$2	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(10,908)	$(5,736)

LOSS BEFORE INCOME TAX	$(10,906)	$(5,736)

INCOME TAX PROVISION	$-	$-

NET LOSS	$(10,906)	$(5,736)

OTHER COMPREHENSIVE LOSS	$(1,254)	$-

TOTAL COMPREHENSIVE LOSS	$(12,160)	$(5,736)

Net loss per share, basic and diluted:	$(0)	$(0)

Weighted average number of common shares outstanding – Basic and diluted	92,556,310	90,220,000

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2018 and one months ended March 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE LOSS	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of February 28, 2018	92,556,310	$9,255	$462,201	$-	$(404,090)	$67,366
Foreign exchange translation adjustment	-	-	-	390	-	390
Net loss for the period	-	-	-	-	(824)	(824)
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$390	$(404,914)	$66,932
Foreign exchange translation adjustment	-	-	-	(1,254)	-	(1,254)
Net loss for the period	-	-	-	-	(10,906)	(10,906)
Balance as of June 30, 2018	92,556,310	$9,255	$462,201	$(864)	(415,820)	$54,772

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended June 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,906)	$(5,736)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation	$183	$-
Changes in operating assets and liabilities:
Prepayment	$(2,081)	$-
Other payables and accrued liabilities	$(7,500)	$700
Due to related parties	$(1,000)	$2,327
Net cash used in operating activities	$(21,304)	$(2,709)

Effect of exchange rate changes on cash and cash equivalents	(1,254)	-
Net increase in cash and cash equivalents	$(22,558)	$(2,709)
Cash and cash equivalents, beginning of period	$76,362	$16,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,804	$13,493

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2018

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

On June 30, 2018, the the Company’s Board of Directors had approved a change in fiscal year end from February 28th to March 31st. Following such change, the date of the Company’s next fiscal year end is March 31st, 2019.

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

For the three months ended June 30, 2018

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

For the three months ended June 30, 2018

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. PLANT AND EQUIPMENT

	As of June 30, 2018	As of March 31,2018

Computer and peripherals	$3,656	$3,656
Accumulated depreciation	(427)	(244)
Property and equipment, net	$3,229	$3,412

Depreciation for the three months period ended June 30, 2018 is $183 and no depreciation has been incurred for three months ended June 30, 2017.

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

As of June 30, 2018, the Company has 92,556,310 shares issued and outstanding respectively. No preference stock were issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of June 30, 2018	As of March 31, 2018

Accrued audit fee	-	9,000
Accrued professional fee	7,000	5,500
Total other payables and accrued liabilities	$7,000	$14,500

6. DUE TO RELATED PARTIES

	As of June 30, 2018	As of March 31, 2018

Due to related party:
Asia UBS Global Limited	$-	$1,000
Total due to related party	$-	$1,000

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the three months ended June 30, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended
	June 30, 2018	June 30, 2017

Tax jurisdictions from:
- Local	$(10,127)	$(5,673)
- Foreign, representing
Labuan	(779)	(63)
Loss before income tax	$(10,906)	$(5,736)

The provision for income taxes consisted of the following:

Three months ended
	June 30, 2018	June 30, 2017

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

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

For the three months ended June 30, 2018

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

As of June 30, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations.

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2018, the operations in the United States of America incurred $415,820 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $87,322 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990 Malaysia. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM20,000.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended June 30, 2018, the Company has not generated any revenue and doesn’t have any outstanding trade receivables.

(b) Major customers

For the three months ended June 30, 2018, the Company has not incurred any cost of revenue and doesn’t have any outstanding trade payables.

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

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2018, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2018, the Company has a cumulative balance with respective related parties:

	As of June 30, 2018	As of March 31, 2018

Asia UBS Global Limited (1)	$-	$1,000

GreenPro Financial Consulting Limited (2)	$-	$-
	$-	$-

(1)	Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of March 31, 2018. For the three months ended June 30, 2018, the Company has settled an outstanding accounting fee payable due to AsiaUBS Global Limited amounted to $1,000.
(2)	Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.32% of the Company issued and outstanding shares as of February 28, 2018. For the three months ended June 30, 2018 the Company has incurred professional fees of $6,150 and $8,350 has been paid to Greenpro Financial Consulting Limited, balance of prepayment of $2,200 will be accrued for the period of 12 months ended June 30, 2019.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended February 28, 2017 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1 Amendment No.8, dated July 20, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

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

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For Three Months Ended June 30, 2018 and 2017.

For three months ended June 30, 2018 and 2017, the Company has not generated any revenue and gross income.

The Company has incurred a net loss of $10,906 and $5,736 for three months ended June 30, 2018 and 2017 respectively. The increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at June 30, 2018 and March 31, 2018, the Company has a cash and cash equivalents of $53,804 and $76,362 respectively. Decrease in cash flow mainly due to the incurred of net loss, settlement of outstanding debt, increase in prepayment and other comprehensive loss.

The Company has a current assets other than cash and cash equivalents of $4,739 and $2,658 as at June 30 and March 31, 2018 respectively, of which consist solely of prepayment.

The Company has a current liability of $7,000 and $15,500 as at June 30 and March 31, 2018 respectively, of which $8,500 payables has been settled for the three months period ended June 30, 2018.

Operating Activities

For the three months ended June 30, 2018 and June 30, 2017, net cash used in operating activities was $21,304 and $2,709 respectively, such increase is due to increase in net loss, settlement in other payable and prepayment.

Investing Activities

For the three months ended June 30, 2018 and June 30, 2017, no cash was generated nor consumed for investment purpose.

Financing Activities

For the three months ended June 30, 2018 and June 30, 2017, no cash was generated nor consumed for financing purpose.

Capital Expenditures

There was no capital expenditures for three months period ended June 30, 2018.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2018.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: August 14, 2018

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
	Title:	President, Director, Secretary and Treasurer

6