Form 10-Q
period 2018-09-30
Ecco Auto World Corp
filed 2018-11-16
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Six Months Period Ended September 30, 2018

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

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2018
Common Stock, $.0001 par value	93,089,643

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2018 and March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of September 30, 2018	As of March 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Prepayment	3,464	2,658
Cash and cash equivalents	74,301	76,362
Total Current Assets	77,765	79,020

NON-CURRENT ASSETS
Property and equipment, net	3,047	3,412

TOTAL ASSETS	80,812	82,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	1,500	14,500
Due to related parties	-	1,000
Total Current Liabilities	1,500	15,500

TOTAL LIABILITIES	1,500	15,500

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 92,556,310 issued and outstanding as of September 30, 2018 and March 31, 2018	9,309	9,255
Additional paid in capital	622,147	462,201
Accumulated loss	(550,767)	(404,914)
Accumulated other comprehensive income/(expense)	(1,377)	390
TOTAL STOCKHOLDERS’ EQUITY	79,312	66,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	80,812	82,432

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the six months ended September 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2018	2017	2018		2017

REVENUE	$-	$-		$-	$-

COST OF REVENUE	$-	$-		$-	$-

GROSS PROFIT	$-	$-		$-	$-

OTHER INCOME	$4	$-		$7	$-

GENERAL AND ADMINISTRATIVE EXPENSES	$(134,957)	$(2,613)		$(145,860)	$(8,349)

LOSS BEFORE INCOME TAX	$(134,953)	$(2,613)		$(145,853)	$(8,349)

INCOME TAX PROVISION	$-	$-		$-	$-

NET LOSS	$(134,953)	$(2,613)		$(145,853)	$(8,349)

OTHER COMPREHENSIVE LOSS	$(455)	$-		$(1,767)	$-

TOTAL COMPREHENSIVE LOSS	$(135,408)	$(2,613)		$(147,620)	$(8,349)

Net loss per share, basic and diluted:	$-	$-	$		$-

Weighted average number of common shares outstanding – Basic and diluted	92,704,861	90,220,000		92,630,911	90,507,657

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER COMPREHENSIVE
	Number of Shares	Amount	PAID-IN CAPITAL	INCOME/(EXPENSE)	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$390	(404,914)	$66,932
Private Placement @ $0.30 per shares	533,333	54	159,946	-	-	160,000
Foreign exchange translation adjustment	-	-	-	(1,767)	-	(1,767)
Net loss for the year	-	-	-	-	(145,853)	(145,853)
Balance as of September 30, 2018	93,089,643	9,309	622,147	(1,377)	(550,767)	79,312

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended September 30, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(145,853)	$(8,349)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation of property and equipment	$365	$-
Changes in operating assets and liabilities:
Prepayment	$(806)	$-
Other payables and accrued liabilities	$(13,000)	$700
Due to related parties	$(1,000)	$701
Net cash used in operating activities	$(160,294)	$(6,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	160,000	-
Net cash provided by financing activities	160,000	-

Effect of exchange rate changes on cash and cash equivalents	(1,767)	-

Net decrease in cash and cash equivalents	$(2,061)	$(6,948)
Cash and cash equivalents, beginning of period	$76,362	$17,839
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,301	$10,891

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2018

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

For the six months ended September 30, 2018

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

For the six months ended September 30, 2018

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. PROPERTY AND EQUIPMENT

	As of September 30, 2018	As of March 31, 2018

Computer and peripherals	$3,412	$3,656
Accumulated depreciation	(365)	(244)
Property and equipment, net	$3,047	$3,412

Depreciation for the three and six months period ended September 30, 2018 is $183 and $365 respectively.

No depreciation has been incurred for both three and six months period ended September 30, 2017.

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

On November 20, 2017, the Company resolved to close the initial public offering from the registration statement on Form S-1/A, dated September 6, 2017, that had been declared effective by the Securities and Exchange Commission on September 14, 2017. The Offering resulted in 1,669,644 shares of common stock being sold at $0.15 per share for a total of $250,447.

On January 23, 2018, Home Boutique International Limited purchased 666,666 shares of common stock of the Company at $0.30 per share, for $199,999.

On August 24, 2018, Home Boutique International Limited subscribed 333,333 shares of common stock of the Company at $0.30 per share, for $100,000.

On September 26, 2018, Home Boutique International Limited further subscribed 200,000 shares of common stock of the Company at $0.30 per share, for $60,000.

All proceeds received are used for the Company’s working capital.

As of September 30, 2018, the Company has 93,089,643 shares issued and outstanding respectively. No preference stock were issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of September 30, 2018	As of March 31, 2018

Due to related party	$-	$-
Accrued audit fee	-	9,000
Accrued professional fee	-	5,500
Accrued review fee	1,500	-
Total other payables and accrued liabilities	$1,500	$14,500

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the six months ended September 30, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended
	September 30, 2018	September 30, 2017

Tax jurisdictions from:
- Local	$(141,977)	$(7,745)
- Foreign, representing
Labuan	(3,876)	(604)
Loss before income tax	$(145,853)	$(8,349)

The provision for income taxes consisted of the following:

Six months ended
	September 30, 2018	September 30, 2017

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-

Income tax expense	$-	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2018

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

As of September 30, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations.

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2018, the operations in the United States of America incurred $550,767 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $115,661 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit or at a fixed rate of RM 20,000.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the three and six months ended September 30, 2018, the Company has not generated any revenue and doesn’t have any outstanding trade receivables.

(b) Major vendor

For the three and six months ended September 30, 2018, the Company has not incurred any cost of revenue and doesn’t have any outstanding trade payables.

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

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2018, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2018 and 2017, the Company has an outstanding balance with respective related parties:

	As of September 30, 2018	As of September 30, 2017

Asia UBS Global Limited (1)	$-	$1,000

GreenPro Financial Consulting Limited (2)	10,650	500

Imocha Sdn Bhd (3)	125,000	-

	$135,650	$1,500

(1)

Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of September 30, 2018. For the six months ended September 30, 2018, the Company has settled an outstanding accounting fee due to AsiaUBS Global Limited amounted to $1,000.

(2)

Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of September 30, 2018. For the six months ended September 30, 2018 and 2017, the Company has incurred professional fees of $10,650 and $500 respectively.

(3)	For the six months ended September 30, 2019, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $125,000 regarding the mobile application development. Both the Company and Imocha Sdn Bhd share common director as summarize below:

- Mr. Jason Wong Chee Hong, is the President, Secretary, Treasurer and Director of the Company;
- Mr. Koh Kok Wei, is the Director of the Company.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018 up through the date the Company presented these unaudited financial statements.

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

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For Three Months Ended September 30, 2018 and 2017.

For three months ended September 30, 2018 and 2017, the Company has not generated any revenue and gross income.

The Company has incurred a net loss of $134,953 and $2,613 for the six months ended September 30, 2018 and 2017 respectively. The increase in net loss is mainly due to the increase in general and administrative expenses.

For Six Months Ended September 30, 2018 and 2017.

For six months ended September 30, 2018 and 2017, the Company has not generated any revenue and gross income.

The Company has incurred a net loss of $145,853 and $8,349 for the six months ended September 30, 2018 and 2017 respectively. The increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2018 and March 31, 2018, the Company has a cash and cash equivalents of $74,301 and $76,362 respectively. Decrease in cash flow mainly due to the incurred of net loss, settlement of outstanding debt, increase in prepayment and other comprehensive loss.

The Company has a current assets other than cash and cash equivalents of $3,464 and $2,658 as at September 30 and March 31, 2018 respectively, of which consist solely of prepayment.

The Company has a current liability of $1,500 and $15,500 as at September 30 and March 31, 2018 respectively, of which $14,000 payables has been settled during the six months period ended September 30, 2018.

Operating Activities

For the six months ended September 30, 2018 and 2017, net cash used in operating activities was $160,294 and $6,948 respectively, such increase is due to increase in net loss, settlement in other payable and prepayment.

Investing Activities

For the six months ended September 30, 2018 and September 30, 2017, no cash was generated nor consumed for investment activities.

Financing Activities

For the six months ended September 30, 2018, 2017, $160,000 was generated via issuance of share capital.

Capital Expenditures

There was no capital expenditures for six months period ended September 30, 2018.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2018.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2018, Home Boutique International Limited subscribed 333,333 shares of common stock of the Company at $0.30 per share, par value $0.0001 per share. The net proceeds to the Company amounted to $100,000 respectively went directly to the Company.

On September 26, 2018, Home Boutique International Limited further subscribed 200,000 shares of common stock of the Company at $0.30 per share, par value $0.0001 per share. The net proceeds to the Company amounted to $60,000 went directly to the Company.

All the proceeds to the Company are intended for working capital purpose.

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

Date: November 15, 2018

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
	Title:	President, Director, Secretary and Treasurer

6