Form 10-Q
period 2018-12-31
Ecco Auto World Corp
filed 2019-01-31
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Nine Months Period Ended December 31, 2018

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2019
Common Stock, $.0001 par value	93,089,643

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and March 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2018	As of March 31, 2018
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Prepayment	15,250	2,658
Cash and cash equivalents	55,397	76,362
Total Current Assets	70,647	79,020

NON-CURRENT ASSETS
Equipment, net	2,864	3,412

TOTAL ASSETS	$73,511	$82,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	1,580	14,500
Due to related parties	2,800	1,000
Total Current Liabilities	4,380	15,500

TOTAL LIABILITIES	$4,380	$15,500

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 92,556,310 issued and outstanding as of December 31, 2018 and March 31, 2018	9,309	9,255
Additional paid in capital	622,147	462,201
Accumulated losses	(560,944)	(404,914)
Accumulated other comprehensive (expense)/income	(1,381)	390
TOTAL STOCKHOLDERS’ EQUITY	$69,131	$66,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,511	$82,432

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the nine months ended December 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2018	2017	2018	2017

REVENUE	$-	$4,500	$-	$4,500

COST OF REVENUE	$-	$4,000	$-	$4,000

GROSS PROFIT	$-	$500	$-	$500

OTHER INCOME	$18	$1,327	$26	$1,325

GENERAL AND ADMINISTRATIVE EXPENSES	$(10,195)	$(123,240)	$(156,056)	$(131,587)

LOSS BEFORE INCOME TAX	$(10,177)	$(121,413)	$(156,030)	$(131,087)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(10,177)	$(121,413)	$(156,030)	$(129,762)

OTHER COMPREHENSIVE LOSS	$(3)	$-	$(1,771)	$-

TOTAL COMPREHENSIVE LOSS	$(10,180)	$(121,413)	$(157,801)	$(129,762)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	91,518,030	92,784,431	90,654,250

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended December 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	COMPREHENSIVE INCOME/(EXPENSE)	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$390	$(404,914)	$66,932
Private Placement @ $0.30 per shares	533,333	54	159,946	-	-	160,000
Foreign exchange translation adjustment	-	-	-	(1,771)	-	(1,771)
Net loss for the year	-	-	-	-	(156,030)	(156,030)
Balance as of December 31, 2018	93,089,643	9,309	$622,147	$(1,381)	$(560,944)	$69,131

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2018 and 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(156,030)	$(129,762)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation of equipment	$548	$61
Changes in operating assets and liabilities:
Prepayment	$(12,592)	$-
Other payables and accrued liabilities	$(12,920)	$(22,000)
Due to related parties	$1,800	$3,242
Net cash used in operating activities	$(179,194)	$(148,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	$-	$(3,656)
Net cash used in investing activities	$-	$(3,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	$160,000	$250,447
Net cash provided by financing activities	$160,000	$250,447

Effect of exchange rate changes on cash and cash equivalents	$(1,771)	$-

Net (decrease)/increase in cash and cash equivalents	$(20,965)	$98,332
Cash and cash equivalents, beginning of period	$76,362	$16,202
CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,397	$114,534

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2018

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

For the nine months ended December 31, 2018

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

For the nine months ended December 31, 2018

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. EQUIPMENT

	As of December 31, 2018	As of March 31, 2018

Computer and peripherals	$3,412	$3,656
Accumulated depreciation	(548)	(244)
Equipment, net	$2,864	$3,412

Depreciation for the three and nine months period ended December 31, 2018 is $183 and $548 respectively.

Depreciation for the three and nine months period ended December 31, 2017 is $61 and $61 respectively.

4. COMMON STOCK

As of March 31, 2018, the Company has 92,556,310 shares issued and outstanding. There are no shares of preferred stock issued and outstanding as of March 31, 2018.

On August 24, 2018, Home Boutique International Limited subscribed 333,333 shares of common stock of the Company at $0.30 per share, for $100,000.

On September 26, 2018, Home Boutique International Limited further subscribed 200,000 shares of common stock of the Company at $0.30 per share, for $60,000.

All proceeds received are used for the Company’s working capital.

As of December 31, 2018, the Company has 93,089,643 shares issued and outstanding respectively. No preference stock were issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2018	As of March 31, 2018

Accrued audit fee	$-	$9,000
Accrued professional fee	80	5,500
Accrued review fee	1,500	-
Total other payables and accrued liabilities	$1,580	$14,500

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the nine months ended December 31, 2018, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine Months Ended
	December 31, 2018	December 31, 2017

Tax jurisdictions from:
- Local	$(148,543)	$(130,345)
- Foreign, representing
Labuan	(7,487)	582
Loss before income tax	$(156,030)	$(129,762)

The provision for income taxes consisted of the following:

Nine Months Ended
	December 31, 2018	December 31, 2017

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2018

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

As of December 31, 2018, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations.

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2018, the operations in the United States of America incurred $560,944 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance of $117,798 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the three and nine months ended December 31, 2018, the Company has not generated any revenue and doesn’t have any outstanding trade receivables.

For the three months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For Three Months Ended December 31
	2018	2017	2018	2017	2018	2017
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$-	$4,500	-	100%	$-	$4,500
	$-	$4,500	-	100%	$-	$4,500

For the nine months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For Nine Months Ended December 31
	2018	2017	2018	2017	2018	2017
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$-	$4,500	-	100%	$-	$4,500
	$-	$4,500	-	100%	$-	$4,500

(b) Major vendor

For three and nine months ended December 31, 2018, the Company has not incurred any cost of revenue and doesn’t have any outstanding trade payables.

For the three months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For Three Months Ended December 31
	2018	2017	2018	2017	2018	2017
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$-	$4,000	-	100%	$	$4,000
	$-	$4,000	-	100%	$	$4,000

For the nine months ended December 31, 2017, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For Nine Months Ended December 31
	2018	2017	2018	2017	2018	2017
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$-	$4,000	-	100%	$	$4,000
	$-	$4,000	-	100%	$	$4,000

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

9. COMMITMENTS AND CONTINGENCIES

As of December 31, 2018, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2018 and 2017, the Company has the following of transacted amount with respective related parties:

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017

Asia UBS Global Limited (1)
- Accounting Fee	$-	$1,800
- Company Renewal Fee	6,075	2,200

GreenPro Financial Consulting Limited (2)
- Professional Fee	13,150	5,100

Imocha Sdn Bhd (3)
- Cost of Revenue	-	4,000
- ECCO Mobile Application Development Cost	-	100,000
- Installation Cost	125,000	-
	$144,225	$113,100

(1)	Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of December 31, 2018. For the nine months ended December 31, 2018, the Company has incurred company renewal fees of $6,075. For the nine months ended December 31, 2017, the Company has incurred accounting fee and company renewal fees of $1,800 and $2,200 respectively.
(2)	Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of December 31, 2018. For the nine months ended December 30, 2018 and 2017, the Company has incurred professional fees of $13,150 and $5,100 respectively.
(3)	For the nine months ended December 31, 2018 and 2017, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $125,000 and $100,000 regarding the mobile application development cost and installation cost. For the nine months ended December 31, 2017, the Company generated a revenue of $4,500 in which the cost of revenue amounted to $4,000 related to services provided by Imocha Sdn Bhd. Both the Company and Imocha Sdn Bhd share common director as summarize below:
- Mr. Jason Wong Chee Hong, is the President, Secretary, Treasurer and Director of the Company;
- Mr. Koh Kok Wei, is the Director of the Company.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018 up through the date the Company presented these unaudited financial statements.

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

The Company’s executive offices are located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

2

Results of Operation

For Three Months Ended December 31, 2018 and 2017.

For three months ended December 31, 2018, the Company has not generated any revenue and gross income. For three months ended December 31, 2017, the Company has generated revenue of $4,500 and gross income of $500.

The Company has incurred a net loss of $10,177 and $121,413 for the nine months ended December 31, 2018 and 2017 respectively. The decrease in net loss is mainly due to the decrease in general and administrative expenses.

For Nine Months Ended December 31, 2018 and 2017.

For nine months ended December 31, 2018, the Company has not generated any revenue and gross income. For nine months ended December 31, 2017, the Company has generated revenue of $4,500 and gross income of $500.

The Company has incurred a net loss of $156,030 and $129,762 for the nine months ended December 31, 2018 and 2017 respectively. The increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2018 and March 31, 2018, the Company has a cash and cash equivalents of $55,397 and $76,362 respectively. Decrease in cash flow mainly due to the incurred of net loss, settlement of outstanding debt, increase in prepayment and other comprehensive loss.

The Company has a current assets other than cash and cash equivalents of $15,250 and $2,658 as at December 31, 2018 and March 31, 2018 respectively, of which consist solely of prepayment.

The Company has a current liability of $4,380 and $15,500 as at December 31 and March 31, 2018 respectively, of which $17,000 payables has been settled during the nine months period ended December 31, 2018.

Operating Activities

For the nine months ended December 31, 2018 and 2017, net cash used in operating activities was $179,194 and $148,459 respectively, such increase is due to increase in net loss, settlement in other payable and prepayment.

Investing Activities

For the nine months ended December 31, 2018, no cash was generated nor consumed for investment activities while the nine months period ended December 31, 2017, $3,656 was consumed for purchase of equipment.

Financing Activities

For the nine months ended December 31, 2018, $160,000 was generated via issuance of share capital.

For the nine months ended December 31, 2017, $250,447 was generated via issuance of share capital.

Capital Expenditures

There was no capital expenditures for nine months period ended December 31, 2018. For nine months period ended December 31, 2017, there was a capital expenditure of $3,656 of for the purchase of equipment.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2018.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 31, 2019

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
	Title:	President, Director, Secretary and Treasurer

6