Form 10-Q/A
period 2017-08-31
Ecco Auto World Corp
filed 2019-04-30
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended August 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-218334

ECCO AUTO WORLD COPORATION

(Exact name of registrant issuer as specified in its charter)

Nevada	30-0943638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit C, 4/F, China Insurance Building, 48 Cameron Road,

Tsim Sha Tsui, Kowloon, Hong Kong

(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (852) 3182 6922

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 13, 2017
Common Stock, $.0001 par value	90,220,000

EXPLANATORY NOTE

Ecco Auto World Corporation, a Nevada corporation, (the “Company”), is making this Amendment No. 1 to its Quarterly Report Form 10-Q (“Amendment No. 1 to Form 10-Q”) for the quarterly period ended August 31, 2017, solely to correct a typographical error the Company made when the Company erroneously checked the “Yes” box on the cover of its Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 (filed with the Securities and Exchange Commission on October 16, 2017), erroneously indicating that the Company was a shell company.

In checking the box that the Company is not a shell company in this Amendment No. 1 to Form 10-Q, the Company is considered a start-up stage company in its early stages and is taking affirmative steps to further its business plan despite not having large operations or significant assets during the quarterly period ended August 31, 2017. As a technology company with a focus to develop a mobile application which connects vehicle owners with repair shops, this is asset and operation to be expected. The Company has conducted a level of operations which the Company believes to be more than nominal, thus is not a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

This Amendment No. 1 to Form 10-Q does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: April 30, 2019

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
	Title:	President Director, Secretary and Treasurer

3