Form 10-K
period 2019-03-31
Ecco Auto World Corp
filed 2019-07-19
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2019

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2019
Common Stock, $0.0001 par value	93,089,643

Ecco Auto World Corporation

FORM 10-K

For the Fiscal Year Ended March 31, 2019

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

Finance IT Solution consultancy services

ECCO Auto World Corporation has expand their business toward consultancy in providing Finance IT solution to clients. In addition, Ecco Auto World Corporation was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation. It equips clients with innovative but practical tools aimed at removing inefficiencies, and enhance the client’s skill in strategic planning, carry out effective cash decisions based on clear, actionable information

Basic

Bank Account Reconciliation

●	Import balances and transactions from various sources
●	Reconcile bank statements against accounting records
●	Generate timely reconciliation reports
●	Improve financial controls

Cash Visibility

●	Consolidate cash across multiple accounts
●	Gain a single window view of cash and liquidity
●	Search, sort, filter and view account balances
●	Visualize cash position, location, currency, liquidity

Cash Forecasting

●	Leverage cash visibility to improve forecasting
●	Allows manual entry for better forecast control
●	Import external activity for more forecast accuracy
●	Alerts to potential issues based on forecast results

Standard

Secure Transaction Handling

●	Single transaction gateway
●	Security and accountability
●	On-The-Go approvals using mobile app

Integration

●	Modular approach to upgrading and improving existing ERP or accounting systems
●	Saves time and money especially for companies who have recently invested in new systems

Automation

●	Refocus employees from tedious, repetitive tasks to important, strategic work
●	Minimize instances of human error or oversight
●	Increase response times and overall work efficiency

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

Employees

As of March 31, 2019 and 2018 the company have six (6) full time employees of which consist solely of our directors and officers, each have the flexibility to work on our business up to 25 to 30 hours per week, but they are prepared to devote more time if necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Presently, there is no public market for the common shares. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted. We cannot assure you that there will be a market for our common stock in the future.

Holders

As of  March 31, 2019, we had 93,089,643 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2019.

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

During the year , ECCO Auto World Corporation has expand their business toward consultancy in providing Finance IT solution to clients. In addition, Ecco Auto World Corporation was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation. It equips clients with innovative but practical tools aimed at removing inefficiencies, and enhance the client’s skill in strategic planning, carry out effective cash decisions based on clear, actionable information.

Results of Operations

Revenues For the year ended March 31, 2019 and 2018

The Company has generated a revenue of $10,000 for the year ended March 31, 2019 and $4,500 was generated for the year ended March 31, 2018. During the year, the revenue generated was the result from providing consultancy service in Finance IT solution to client.

Cost of Revenue

No cost of revenue was incurred for the year ended March 31, 2019 and cost of revenue for the company year ended March 31, 2018 was amounted to $4,000. During the year, no cost of revenue involve as the revenue generated is from consultancy services providing by director.

General and Administrative Expenses & Other Income

General and administrative expenses for the year ended March 31, 2019 and 2018 amounted to $145,594 and $407,409 respectively, the significant decrease on the expenses was due to the decrease in software and development cost incurred during the year.

Other income for the year ended March 31, 2019 amounted to $24 which consist solely of income from bank interest, and other income for the year ended March 31, 2018 amounted to $684 which consist solely of foreign exchange gain due to weakening of US Dollar.

Net Loss and Net Loss Margin

The net loss for the year ended March 31, 2019 was $135,570 as compared to $406,225 for the year ended March 31, 2018. The significant decreased in net loss was primarily due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, the Company has net decrease in cash and cash equivalents of $23,972 compare with the net increase in cash and cash equivalents of $60,161 as of March 31, 2018. The different mainly due to decreases in issuance of share capital, decrease in other payables and accrued liabilities and increases in due to related parties. The cash and cash equivalents as of March 31, 2019 were $52,390 compared to $76,362 as of March 31, 2018.

Net cash used in operating activities for the year ended March 31, 2019 was $182,218 as compared to net cash used in operating activities of $387,019 for the year ended March 31, 2018. Decrease in operating cash flow consumption was due to the decrease in net loss primarily due the decrease of general and administrative expenses which was caused by the software development cost.

There is no investing activities for the year ended March 31, 2019 and the net cash used in investing activities for the year ended March 31, 2018 was $3,656 for the purchase of computer equipment.

Net cash provided by financing activities for the year ended March 31, 2019 was $160,000 as compared to $450,446 for the year ended March 31, 2018. The cash provided by financing activities is from proceeds from initial public offering and private placement.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

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

The Company conducts major businesses in Malaysia, Thailand, Hong Kong and China. The Company is subject to tax in these jurisdictions. As a result of its business activities, the Company will file tax returns that are subject to examination by the foreign tax authority.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended March 31, 2019 and year ended March 31, 2018. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31
	2019	2018

Year-end RM : US$1 exchange rate	4.08	3.92
Year-average RM : US$1 exchange rate	4.07	4.22

Source of currency rate: https://www.x-rates.com/

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB has issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information in financial statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has analyzed the consequences of such adoption and has not determined the effect of this standard on its ongoing financial reporting.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

As of March 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, internal controls and procedures over were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of  March 31, 2019.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Yiap Soon Keong	37	Chief Executive Officer
Jason Wong Chee Hon	48	Director, President, Secretary and Treasurer
Koh Khee Ngiap	55	Director
Koh Kok Wei	38	Director
Joson Yeo Hung Kwang	44	Director
Woo Shuk Fong	50	Director

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

Mr. Yiap’s experience in management and business development has led the Board of Director to reach the conclusion that he should serve as our Chief Executive Officer and Director of the Company. In September 2016, Mr. Yiap was appointed as the Chief Executive Officer and Director of the Company. On October 26, 2017, Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since June 6, 2016.

Woo Shuk Fong - Director

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

Koh Kok Wei - Director

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

Joson Yeo Hung Kwang - Director

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

Koh Khee Ngiap - Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period March 31, 2019, for services rendered in all capacities to us.

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
Yiap Soon Keong, Chief Executive Officer (1)	For the year ended March 31, 2018.	-	-	-	-	-	-	-	-

(1)	On October 26, 2017, Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since June 6, 2016.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2019.

Name and Principle Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woo Shuk Fong, Director (1)	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
	For the year ended March 31, 2018.	-	-	-	-	-	-	-	-

Jason Wong Chee Hon, Director, President,	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
Treasurer and Secretary (2)	For the year ended March 31, 2018.	1,250	-	-	-	-	-	-	1,250

Koh Khee Ngiap, Director (3)	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
	For the year ended March 31, 2018.	1,250	-	-	-	-	-	-	1,250

Koh Kok Wei, Director (4)	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
	For the year ended March 31, 2018.	1,250	-	-	-	-	-	-	1,250

Joson Yeo Hung Kwang, Director (5)	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-
	For the year ended March 31, 2018.	1,250	-	-	-	-	-	-	1,250

(1)	On June 6, 2016, Ms. Woo Shuk Fong was appointed as a Director of the Company.
(2)	On October 26, 2017, Mr. Jason Wong Chee Hong was appointed as the director, president, treasurer and secretary of the Company.
(3)	On October 26, 2017, Mr. Koh Khee Ngiap was appointed as the director of the Company.
(4)	On October 26, 2017, Mr. Koh Kok Wei was appointed as the director of the Company.
(5)	On October 26, 2017, Mr. Joson Yeo Hung Kwang was appointed as the director of the Company.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2019, the Company has 93,089,643 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of March 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Title of Class	Name and Address of Shareholders(1)	Amount and Nature of Shareholders Ownership	Percent of Class

Common Stock	Yiap Soon Keong (i), (ii), (iii) A-9-1 No 6 Jalan Sri Jati 2, Taman Sri Jati Jalan Puchong Willayah Persekutuan, Kuala Lumpur 58200 Malaysia.	34,000,000	36.52%

Common Stock	Woo Shuk Fong (ii) Flat C, 4/F, Block 6, Beverly Garden, 1 Tong Ming Street Tseung Kwan O Hong Kong, China.	153,000	0.16%

	All of the officers and directors as a group (iv)	34,153,000	36.68%

Common Stock	GreenPro Asia Strategic SPC 2201, 22/F, Malaysia Building, 50 Gloucester Road Wan Chai, Hong Kong, China.	52,000,000	55.86%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Beneficial ownership also includes shares of stock subject to options and warrants currently exercisable or exercisable within 60 days of the date of this table. In determining the percent of common stock owned by a person or entity as of the date of this Report, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on as of the date of this Annual Report (93,089,643 shares), and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the derivative securities. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(2)	Based on the total issued and outstanding shares of 93,089,643 as of the date of this Annual Report.

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

Related Party Transactions

For the year ended March 31, 2019, the Company has entered into following transactions or has a cumulative balance with respective related parties:

Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2019. For the year ended March 31, 2019, the Company has incurred company renewal fees of $4,542. For the year ended March 31, 2018, the Company has incurred accounting fee and company renewal fees of $2,800 and $2,442 respectively.

Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2019. For the year ended March 31, 2019 and 2018, the Company has incurred professional fees of $18,800 and $27,600 respectively. As of March 31, 2019 outstanding liability payable to Greenpro Capital Corp. subsidiaries amounted $1,000.

For the year ended March 31, 2019 and 2018, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 and $325,000 regarding the software development cost. The directors of Imocha Sdn Bhd are Mr. Jason Wong Chee Hon and Mr. Koh Kok Wei which are also the directors of the Company.

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

ACCOUNTING FEES AND SERVICES	For the year ended March 31, 2019	For the year ended March 31, 2018
Audit fees	$9,000	$14,000
Audit related fees	4,500	500
Tax fees	-	-
All other fees	-	-
Total	$13,500	$14,500

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

Date: July 19, 2019

	By:	/s/ Jason Wong Chee Hon
Jason Wong Chee Hon
	Title:	President, Director, Secretary and Treasurer

TOTAL ASIA ASSOCIATES PLT (LLP0016837-LCA & AF002128)

Firm registered with US PCAOB and Malaysian MIA

Block C-3-1, Megan Avenue 1,

189 Off Jalan Tun Razak,

50400 Kuala Lumpur,

Malaysia.

Tel : (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecco Auto World Corporation

Unit C, 4/F, China Insurance Building,

48 Cameron Road, Tsim Sha Tsui,

Kowloon, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecco Auto World Corporation (the ‘Company’) as of March 31, 2019 and 2018, and the related consolidated statements of income, stockholders’ equity, and cash flows for the each of the two years in the period ended of March 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TOTAL ASIA ASSOCIATES PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia
July 19, 2019

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of March 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	52,390	76,362
Prepayment	15,617	2,658
Due to related parties	500	-
Account Receivable	10,000	-
Total Current Assets	78,507	79,020

NON-CURRENT ASSETS
Property and equipment, net	2,681	3,412
	2,681	3,412

TOTAL ASSETS	$81,188	$82,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	15,580	44,500
Due to related parties	6,000	1,000
Total Current Liabilities	21,580	45,500

TOTAL LIABILITIES	$21,580	$45,500

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 92,556,310 shares issued and outstanding as of March 31, 2019 and March 31, 2018 respectively	9,309	9,255
Additional paid in capital	622,147	462,201
Accumulated other comprehensive (loss) / income	(1,364)	390
Accumulated losses	(570,484)	(434,914)
TOTAL STOCKHOLDERS’ EQUITY	$59,608	$36,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,188	$82,432

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018

REVENUE	10,000	4,500

COST OF REVENUE	-	(4,000)

GROSS PROFIT	10,000	500

OTHER INCOME	24	684

GENERAL AND ADMINISTRATIVE EXPENSES	(145,594)	(407,409)

LOSS BEFORE INCOME TAX	(135,570)	(406,225)

INCOME TAX PROVISION	-	-

NET LOSS	(135,570)	(406,225)

OTHER COMPREHENSIVE LOSS:
-Foreign exchange translation adjustment	(1,754)	390

TOTAL COMPREHENSIVE LOSS	(137,324)	(405,835)

Net loss per share, basic and diluted:	0.00	0.00

Weighted average number of common shares outstanding
– Basic and diluted	92,859,689	91,081,242

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”))

(Audited)

	COMMON STOCK
	Number of Shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED LOSSES	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of February 28, 2017	90,220,000	$9,022	$11,988	$(28,689)	$-	$(7,679)
Shares issued at $0.15 per share	1,669,644	167	250,280	-	-	250,447
Shares issued in private placement completed on January 24, 2018 at $0.30 per share	666,666	66	199,933	-	-	199,999
Accumulated other comprehensive income	-	-	-	-	390	390
Net loss for the year	-	-	-	$(406,225)		$(406,225)
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$(434,914)	$390	$36,932
Shares issued in private placement completed on August 24, 2018 at $0.30 per share	333,333	34	99,966	-	-	100,000
Shares issued in private placement completed on September 26, 2018 at $0.30 per share	200,000	20	59,980	-	-	60,000
Accumulated other comprehensive loss	-	-	-	-	(1,754)	$(1,754)
Net loss for the year	-	-	-	$(135,570)	-	$(135,570)
Balance as of March 31, 2019	93,089,643	$9,309	$622,147	$(570,484)	$(1,364)	$59,608

See accompanying notes to condensed consolidated financial statements.

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,570)	$(406,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	731	244
Changes in operating assets and liabilities:
Prepayment	(12,959)	(2,658)
Other payables and accrued liabilities	(28,920)	21,000
Account Receivable	(10,000)	-
Due to related parties	5,000	620
Due from related parties	(500)	-
Net cash used in operating activities	(182,218)	(387,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,656)
Net cash used in investing activities	-	(3,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	160,000	450,446
Net cash provided by financing activities	160,000	450,446

Effect of exchange rate changes on cash and cash equivalents	(1,754)	390

Net (decrease)/increase in cash and cash equivalents	(23,972)	60,161
Cash and cash equivalents, beginning of year	76,362	16,201
CASH AND CASH EQUIVALENTS, END OF YEAR	$52,390	76,362
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

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

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company derives its revenue from provision of car maintenance and servicing scheduling and system optimization advisory services. The services are billed on a fixed-fee basis.

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

For the years ended March 31, 2019 and 2018

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31
	2019	2018

Year-end RM : US$1 exchange rate	4.08	3.92
Year-average RM : US$1 exchange rate	4.07	4.22

Source of currency rate: https://www.x-rates.com/

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follow:

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In January 2017, the FASB issued ASU No. 2017-01 , “Business Combinations (Topic 805): Clarifying the Definition of a Business”, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This amendment was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU No. 2017-01 did not have a material impact on the Company’s financial position, results of operations and liquidity.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In February 2018, the FASB has issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information in financial statement. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company has analyzed the consequences of such adoption and has not determined the effect of this standard on its ongoing financial reporting.

In August 2018, the FASB has issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements of Fair Value Measurement. This amendment modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits, with the primary purpose to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by US GAAP. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	PROPERTY AND EQUIPMENT

	As of	As of
	March 31, 2019	March 31, 2018

Computer and peripherals	3,656	3,656
Accumulated depreciation	(975)	(244)
Property and equipment, net	2,681	3,412

Depreciation expense for the year ended March 31, 2019 and March 31, 2018 were $731 and $244, respectively.

4.	COMMON STOCK

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

On January 24, 2018, Home Boutique International Limited subscribed 666,666 shares of common stock of the Company at $0.30 per share, for $199,999.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

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

On August 24, 2018, Home Boutique International Limited subscribed 333,333 shares of common stock of the Company at $0.30 per share, for $100,000.

On September 26, 2018, Home Boutique International Limited further subscribed 200,000 shares of common stock of the Company at $0.30 per share, for $60,000

All proceeds received are used for the Company’s working capital.

As of March 31, 2019 the Company has 93,089,643 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

5.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	March 31, 2019	March 31, 2018

Accrued audit fee	14,000	14,500
Accrued professional fee	80	5,000
Accrued review fee	1,500	-
Accrued Software Development Cost	-	25,000
Total other payable and accrued liabilities	15,580	44,500

6.	DUE TO RELATED PARTIES

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7.	INCOME TAXES

For the year ended March 31, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018

Tax jurisdictions from:
-Local	$(130,107)	$(407,287)
-Foreign, representing
- Labuan	(5,463)	1,062
Loss before income tax	$(135,570)	$(406,225)

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018
Current:
-Local	-	$-
-Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-

Income tax expense	-	$-

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

As of January 31, 2019, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, the Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2019, the operations in the United States of America incurred $537,394 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance of $112,852 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended March 31
	2019	2018	2019	2018	2019	2018
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$-	$4,500	-	100%	$-	$-
Customer B	$10,000	$-	100%	-	$10,000	$-
	$10,000	$4,500	100%	100%	$10,000	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	CONCENTRATIONS OF RISK

(b)	Major vendors

For the year ended March 31, 2019 and 2018, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended March 31
	2019	2018	2019	2018	2019	2018
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$-	$4,000	-	100%	$-	$4,000
	$-	$4,000	-	100%	$-	$4,000

(c)	Exchange rate risk

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

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2019, the Company has no commitments or contingencies involved.

11.	RELATED PARTY TRANSACTIONS

	For the year ended March 31, 2019	For the year ended March 31, 2018

Asia UBS Global Limited (1)
- Accounting Fee	$-	$2,800
- Company Renewal Fee	4,542	2,442

GreenPro Financial Consulting Limited (2)
- Professional Fee	18,800	27,600

Imocha Sdn Bhd (3)
- Cost of Revenue	-	4,000
- Software development fee	100,000	325,000
		-
	$123,342	$361,842

(1) Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2019. For the year ended March 31, 2019, the Company has incurred company renewal fees of $4,542. For the year ended March 31, 2018, the Company has incurred accounting fee and company renewal fees of $2,800 and $2,442 respectively.

(2) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2019. For the year ended March 31, 2019 and 2018, the Company has incurred professional fees of $18,800 and $27,600 respectively.

(3) For the year ended March 31, 2019 and 2018, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 and $325,000 regarding the software development cost. For year ended March 31, 2018, the Company generated a revenue of $4,500 in which the cost of revenue amounted to $4,000 related to services provided by Imocha Sdn Bhd. There is no cost of revenue for the year ended March 31, 2019.

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019 up through the date the Company presented these audited financial statements.

