Form 10-Q
period 2019-06-30
Ecco Auto World Corp
filed 2019-08-12
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Three Month Period Ended June 30, 2019

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2019
Common Stock, $.0001 par value	93,089,643

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2019 March 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30, 2019	As of March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	49,961	52,390
Prepayment	16,140	15,617
Due from related party	-	500
Account Receivable	10,000	10,000
Total Current Assets	76,101	78,507

NON-CURRENT ASSETS
Property and equipment, net	2,498	2,681

TOTAL ASSETS	$78,599	81,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	18,565	15,580
Due to related parties	11,600	6,000
Total Current Liabilities	30,165	21,580

TOTAL LIABILITIES	$30,165	21,580

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of June 30, 2019 and March 31, 2019	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated loss	(581,645)	(570,484)
Accumulated other comprehensive gain	(1,377)	(1,364)
TOTAL STOCKHOLDERS’ EQUITY	$48,434	$59,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,599	$81,188

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended June 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30
	2019	2018

REVENUE	$-	$-

COST OF REVENUE	$-	$-

GROSS PROFIT	$-	$-

OTHER INCOME	$61	$2

GENERAL AND ADMINISTRATIVE EXPENSES	$(11,222)	$(10,908)

LOSS BEFORE INCOME TAX	$(11,161)	$(10,906)

INCOME TAX PROVISION	$-	-

NET LOSS	$(11,161)	$(10,906)

OTHER COMPREHENSIVE INCOME/ (LOSS)	$(13)	$(1,254)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(11,174)	$(12,160)

Net loss per share, basic and diluted:	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	92,556,310

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED LOSSES	COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of April 1, 2018	92,556,310	$9,255	$462,201	$(434,914)	$390	$36,932
Shares issued in private placement completed on August 24, 2018 at $0.30 per share	333,333	34	99,966	-	-	100,000
Shares issued in private placement completed on September 26, 2018 at $0.30 per share	200,000	20	59,980	-	-	60,000
Other comprehensive loss	-	-	-	-	(1,754)	$(1,754)
Net loss for the year	-	-	-	$(135,570)	-	$(135,570)
Balance as of March 31, 2019	93,089,643	$9,309	$622,147	$(570,484)	$(1,364)	$59,608
Other comprehensive loss	-	-	-	-	(13)	$(13)
Net loss for the period	-	-	-	$(11,161)	-	$(11,161)
Balance as of June 30, 2019	93,089,643	$9,309	$622,147	$(581,645)	$(1,377)	$48,434

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended June 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,161)	$(10,906)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation	$183	$183
Changes in operating assets and liabilities:
Prepayment	$(523)	$(2,081)
Due from related parties	$500	-
Other payables and accrued liabilities	$2,985	$(7,500)
Due to related parties	$5,600	$(1,000)
Net cash (used in)/provided by operating activities	$(2,416)	$(21,304)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:	$-	$-

Effect of exchange rate changes on cash and cash equivalents	$(13)	$(1,254)
Net decrease in cash and cash equivalents	$(2,429)	$(22,558)
Cash and cash equivalents, beginning of period	$52,390	$76,362
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,961	$53,804

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation is organized as a Nevada limited liability company, incorporated on June 6, 2016. For purposes of consolidated financial statement presentation, ECCO Auto World Corporation and its subsidiary are herein referred to as “the Company” or “we”. The Company is engaged in provision of car maintenance and servicing scheduling and system optimization advisory services to customers. During the year 2019, the Company further enhance its business to engage in providing services in Finance IT solution to clients. In addition, the Company was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation.

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

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company derives its revenue from provision of car maintenance and servicing scheduling, system optimization advisory services and also providing Finance IT solution. The services are billed on a fixed-fee basis.

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

For the three months ended June 30, 2019

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30
	2019	2018

Period-end RM : US$1 exchange rate	4.0405	4.1323
Period-average RM : US$1 exchange rate	4.1191	3.9363

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

For the three months ended June 30, 2019

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

For the three months ended June 30, 2019

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. PROPERTY AND EQUIPMENT

	June 30, 2019	March 31, 2019

Computer and peripherals	$3,656	$3,656
Accumulated depreciation	(1,158)	(975)
Property and equipment	$2,498	$2,681

Depreciation expense for the three month ended June 30, 2019 and June 30, 2018 were $183 and $183, respectively.

4. COMMON STOCK

As of June 30, 2019 and March 31, 2019 the Company has 93,089,643 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2019	March 31, 2019

Accrued audit fee	$14,000	$14,000
Accrued review fee	3,000	1,500
Accrued professional fee	1,565	80
Total other payables and accrued liabilities	$18,565	$15,580

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the three months ended June 30, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended	Three months ended
	June 30, 2019	June 30, 2018

Tax jurisdictions from:
- Local	$(10,375)	$(10,127)
- Foreign, representing	-	-
Labuan	$(786)	(779)
Loss before income tax	$(11,161)	$(10,906)

The provision for income taxes consisted of the following:

		Three months ended		Three months ended
		June 30, 2019		June 30, 2018
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:
- Local		-		-
- Foreign		-		-
	$		$
Income tax expense		$-		$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2019

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2019, the operations in the United States of America incurred $10,375 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $2,179 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three ended June 30, 2019 and 2018, no customer accounted for 10% or more of The Company’s revenues, or accounts receivable at period-end.

(b) Major vendor

For the three ended June 30, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, the Company has no commitments or contingencies involved.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. RELATED PARTY TRANSACTIONS

	Three months ended June 30, 2019	Three months ended June 30, 2018
GreenPro Financial Consulting Limited (1)
- Professional Fee	5,600	6,150

	$5,600	$6,150

(1) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of June 30, 2019. For the three months ended June 30, 2019 and 2018 the Company has incurred professional fees of $5,600 and $6,150.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019 up through the date the Company presented these unaudited financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

During the year 2019, ECCO Auto World Corporation has expand their business toward consultancy in providing Finance IT solution to clients. In addition, Ecco Auto World Corporation was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation. It equips clients with innovative but practical tools aimed at removing inefficiencies, and enhance the client’s skill in strategic planning, carry out effective cash decisions based on clear, actionable information.

3

Results of Operation

For Three Months Ended June 30, 2019 and 2018.

For three months ended June 30, 2019 and 2018, the Company has not generate revenue and gross income.

The Company has incurred a net loss of $11,161 and $10,906 for three months ended June 30, 2019 and 2018. The increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at June 30 and March 31, 2019, the Company has a current asset entirely consisting cash and cash equivalents of $49,961 and $52,390 respectively. Decrease of $2,429 in cash flow mainly due to the net operating loss incurred during the period as a result of general and administrative expenses.

Operating Activities

For the three months ended June 30, 2019 and 2018, net cash used in operating activities was $2,416 and $21,304 consist of mainly general and administrative expenses. The decrease in cash used in operating activities were due to decrease in net loss and increases in other payable and accrued liabilities.

Investing Activities

For the three months ended June 30, 2019 and 2018, there was no net cash used in investing activities for business purpose.

Financing Activities

For the three months ended June 30, 2019 and 2018, the Company did not have any capital used in financing activities for business purpose for the current period.

Capital Expenditures

There was no capital expenditures for three months period ended June 30, 2019 and 2018.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2019.

4

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

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

ECCO AUTO WORLD CORPORATION
(Name of Registrant)

Date: August 12, 2019

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
President, Treasurer, Secretary, Director

7