Form 10-Q
period 2019-09-30
Ecco Auto World Corp
filed 2019-11-12
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Three Month Period Ended September 30, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 000-56048

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2019
Common Stock, $.0001 par value	93,089,643

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION
ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and March 31, 2019 (Audited)	F-2
	Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Six months Ended September 30, 2019 and 2018 (unaudited)	F-3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended September 30, 2019 (unaudited)	F-4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018 (unaudited)	F-5
	Notes to the Condensed Consolidated Financial Statements	F-6 - F-14
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3-4
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	6
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6
ITEM 4	MINE SAFETY DISCLOSURES	6
ITEM 5	OTHER INFORMATION	6
ITEM 6	EXHIBITS	6
	SIGNATURES	7

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and March 31, 2019 (Audited)	F-2
Condensed Consolidated Statements of Operations and Comprehensive Losses for the Three months and Six months Ended September 30, 2019 and 2018 (unaudited)	F-3
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended September 30, 2019 (unaudited)	F-4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2019 and 2018 (unaudited)	F-5
Notes to the Condensed Consolidated Financial Statements	F-6 - F-14

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2019 March 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of Sept 30, 2019	As of March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	16,193	52,390
Prepayment	14,565	15,617
Due from related party	-	500
Account Receivable	10,000	10,000
Total Current Assets	40,758	78,507

NON-CURRENT ASSETS
Property and equipment, net	2,315	2,681

TOTAL ASSETS	$43,073	81,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	1,621	15,580
Due to related parties	10,150	6,000
Total Current Liabilities	11,771	21,580

TOTAL LIABILITIES	$11,771	21,580

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of September 30, 2019 and March 31, 2019	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated loss	(598,777)	(570,484)
Accumulated other comprehensive gain	(1,377)	(1,364)
TOTAL STOCKHOLDERS’ EQUITY	$31,302	$59,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,073	$81,188

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months and six months ended September 30, 2019 and 2018

Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended Sept 30		Six months ended Sept 30
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$-	$-	$-	$-

OTHER INCOME	$-	$4	$61	$7

GENERAL AND ADMINISTRATIVE EXPENSES	$(17,132)	$(134,957)	$(28,354)	$(145,860)

LOSS BEFORE INCOME TAX	$(17,132)	$(134,953)	$(28,293)	$(145,853)

INCOME TAX PROVISION	$-	-	$-	$-

NET LOSS	$(17,132)	$(134,953)	$(28,293)	$(145,853)

OTHER COMPREHENSIVE INCOME/ (LOSS)	$-	$(455)	$(13)	$(1,767)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(17,132)	$(135,408)	$(28,306)	$(147,620)

Net loss per share, basic and diluted:	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	92,704,861	93,089,643	92,630,911

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the six months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL		ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED LOSSES	COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of March 31, 2019 (Audited)	93,089,643	$9,309	$622,147	$(570,484)	$(1,364)	$59,608
Other comprehensive loss	-	-	-	-	(13)	$(13)
Net loss for the period	-	-	-	$(28,293)	-	$(28,293)
Balance as of September 30, 2019	93,089,643	$9,309	$622,147	$(598,777)	$(1,377)	$31,302

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended September 30, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Six Months Ended
	Sept 30, 2019		Sept 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(28,293)	$(145,853)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation		$366	$365
Changes in operating assets and liabilities:
Prepayment		$1,052	$(806)
Due from related parties		$500	-
Other payables and accrued liabilities		$(13,959)	$(13,000)
Due to related parties		$4,150	$(1,000)
Net cash used in operating activities		$(36,184)	$(160,294)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital		$-	$160,000
Net cash provided by financing activities	$		$160,000

Effect of exchange rate changes on cash and cash equivalents		$(13)	$(1,767)
Net decrease in cash and cash equivalents		$(36,197)	$(2,061)
Cash and cash equivalents, beginning of period		$52,390	$76,362
CASH AND CASH EQUIVALENTS, END OF PERIOD		$16,193	$74,301

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2019

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

On June 30, 2018, the Company’s Board of Directors had approved a change in fiscal year end from February 28th to March 31st. Following such change, the date of the Company’s next fiscal year end is March 31st, 2020.

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

For the six months ended September 30, 2019

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

For the six months ended September 30, 2019

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

For the six months ended September 30, 2019

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

For the six months ended September 30, 2019

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. PROPERTY AND EQUIPMENT

	Sept 30, 2019	March 31, 2019

Computer and peripherals	$3,656	$3,656
Accumulated depreciation	(1,341)	(975)
Property and equipment	$2,315	$2,681

Depreciation for the three and six months period ended September 30, 2019 is $183 and $366 respectively. Depreciation for the three and six months period ended September 30, 2018 is $183 and $365 respectively.

4. COMMON STOCK

As of September 30, 2019 and March 31, 2019 the Company has 93,089,643 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	Sept 30, 2019	March 31, 2019

Accrued audit fee	$-	$14,000
Accrued review fee	1,500	1,500
Accrued professional fee	121	80
Total other payables and accrued liabilities	$1,621	$15,580

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the six months ended September 30, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Six months ended	Six months ended
	Sept 30, 2019	Sept 30, 2018

Tax jurisdictions from:
- Local	$(26,717)	$(141,977)
- Foreign, representing	-	-
Labuan	$(1,576)	(3,876)
Loss before income tax	$(28,293)	$(145,853)

The provision for income taxes consisted of the following:

		Six months ended		Six months ended
		Sept 30, 2019		Sept 30, 2018
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:
- Local		-		-
- Foreign		-		-
	$		$
Income tax expense		$-		$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2019

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of September 30, 2019, the operations in the United States of America incurred $592,800 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $124,488 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended September 30, 2019 and 2018, no customer accounted for 10% or more of The Company’s revenues, or accounts receivable at period-end.

(b) Major vendor

For the three and six months ended September 30, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

9. COMMITMENTS AND CONTINGENCIES

As of September 30, 2019, the Company has no commitments or contingencies involved.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended September 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. RELATED PARTY TRANSACTIONS

	Six months ended Sept 30, 2019	Six months ended Sept 30, 2018
GreenPro Financial Consulting Limited (1)
- Professional Fee	7,400	10,650
- Renewal Fee	550	-

Imocha Sdn Bhd (2)
- Mobile Application Development expenses	-	125,000

	$7,950	$135,650

(1) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of September 30, 2019. For the six months ended September 30, 2019 and 2018 the Company has incurred professional fees of $7,400 and $10,650. For the six months ended September 30, 2019 the Company has incurred renewal fees of $550.

(2) For the six months ended September 30, 2018, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $125,000 regarding the mobile application development. Both the Company and Imocha Sdn Bhd share common director as summarize below:

- Mr. Jason Wong Chee Hong, is the President, Secretary, Treasurer and Director of the Company;

- Mr. Koh Kok Wei, is the Director of the Company.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019 up through the date the Company presented these unaudited financial statements.

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

3

Results of Operation

For Three Months Ended September 30, 2019 and 2018.

For three months ended September 30, 2019 and 2018, the Company has not generate revenue and gross income.

The Company has incurred a net loss of $17,132 and $134,947 for three months ended September 30, 2019 and 2018. The decrease in net loss is mainly due to the decrease in general and administrative expenses.

For Six Months Ended September 30, 2019 and 2018.

For six months ended September 30, 2019 and 2018, the Company has not generate revenue and gross income.

The Company has incurred a net loss of $28,293 and $145,853 for six months ended September 30, 2019 and 2018. The increase in net loss is mainly due to the increase in general and administrative expenses.

Liquidity and Capital Resources

As at September 30, 2019 and March 31, 2019, the Company has a current asset entirely consisting cash and cash equivalents of $16,193 and $52,390 respectively. Decrease of $36,198 in cash flow due to loss and payment of other payables and accrued liabilities.

Operating Activities

For the six months ended September 30, 2019 and 2018, net cash used in operating activities was $36,184 and $160,294. The decrease in cash used in operating activities were due to decrease in net loss.

Investing Activities

For the six months ended September 30, 2019 and 2018, there was no net cash used in investing activities for business purpose.

Financing Activities

For the six months ended September 30, 2018, net cash provided by financing activities was $160,000 which is from issuances of share capital. For the six months ended September 30, 2019, company did not have any capital used in financing activities for business purpose for the current period.

Capital Expenditures

There was no capital expenditures for six months period ended September 30, 2019 and 2018.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2019.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
President, Treasurer, Secretary, Director

7