Form 10-Q
period 2019-12-31
Ecco Auto World Corp
filed 2020-02-13
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Nine Months Period Ended December 31, 2019

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

Registrant’s phone number, including area code +852 81345953

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2020
Common Stock, $.0001 par value	93,089,643

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2019 and March 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2019	As of March 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	21,196	52,390
Prepayment	13,865	15,617
Due from related parties	-	500
Account Receivable	-	10,000
Total Current Assets	35,061	78,507

NON-CURRENT ASSETS
Plant and Equipment, net	2,133	2,681

TOTAL ASSETS	$37, 194	$81,188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	7,446	15,580
Due to related parties	2,350	6,000
Total Current Liabilities	9,796	21,580

TOTAL LIABILITIES	$9,796	$21,580

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 93,089,643 issued and outstanding as of December 31, 2019 and March 31, 2019	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated losses	(602,681)	(570,484)
Accumulated other comprehensive expense	(1,377)	(1,364)
TOTAL STOCKHOLDERS’ EQUITY	$27,398	$59,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37, 194	$81,188

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the nine months ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2019	2018	2019	2018

REVENUE	$5,200	$-	$5,200	$-

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$5,200	$-	$5,200	$-

OTHER INCOME	$23	$18	$84	$26

GENERAL AND ADMINISTRATIVE EXPENSES	$(9,128)	$(10,195)	$(37,481)	$(156,056)

LOSS BEFORE INCOME TAX	$(3,905)	$(10,177)	$(32,197)	$(156,030)

INCOME TAX PROVISION	$-	$-	$-	$-

NET LOSS	$(3,905)	$(10,177)	$(32,197)	$(156,030)

OTHER COMPREHENSIVE LOSS	$-	$(3)	$(13)	$(1,771)

TOTAL COMPREHENSIVE LOSS	$(3,905)	$(10,180)	$(32,210)	$(157,801)

Net loss per share, basic and diluted:	$-	$-	$-	$-

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	93,089,643	93,089,643	92,784,431

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended December 31, 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

				ACCUMULATED
	COMMON STOCK		ADDITIONAL	OTHER
	Number of		PAID-IN	COMPREHENSIVE	ACCUMULATED	TOTAL
	Shares	Amount	CAPITAL	INCOME/(EXPENSE)	DEFICIT	EQUITY
Balance as of March 31, 2019 (Audited)	93,089,643	9,309	$622,147	$(1,364)	$(570,484)	$59,608
Other comprehensive loss	-	-	-	(13)	-	(13)
Net loss for the year	-	-	-	-	(32,197)	(32,197)
Balance as of December 31, 2019 (Unaudited)	93,089,643	9,309	$622,147	$(1,377)	$(602,681)	27,398

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,197)	$(156,030)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation of equipment	$548	$548
Changes in operating assets and liabilities:
Prepayment	$1,752	$(12,592)
Account receivable	$10,000	$-
Due from related parties	$500	-
Other payables and accrued liabilities	$(8,134)	$(12,920)
Due to related parties	$(3,650)	$1,800
Net cash used in operating activities	$(31,181)	$(179,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	$-	$-
Net cash used in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	$-	$160,000
Net cash provided by financing activities	$-	$160,000

Effect of exchange rate changes on cash and cash equivalents	$(13)	$(1,771)

Net decrease in cash and cash equivalents	$(31,194)	$(20,965)
Cash and cash equivalents, beginning of period	$52,390	$76,362
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,196	$55,397

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2019

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

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

The Company’s revenue is providing consultancy and advisory in Financial IT solution (“service revenue”),

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2019

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

For the nine months ended December 31, 2019

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. EQUIPMENT

	As of December 31, 2019	As of March 31, 2019

Computer and peripherals	$3,656	$3,656
Accumulated depreciation	(1,523)	(975)
Equipment, net	$2,133	$2,681

Depreciation for the three and nine months period ended December 31, 2019 is $183 and $548 respectively.

Depreciation for the three and nine months period ended December 31, 2018 is $183 and $548 respectively.

4. COMMON STOCK

As of December 31, 2019, the Company has 93,089,643 shares issued and outstanding. There are no shares of preferred stock issued and outstanding as of December 31, 2019.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	As of December 31, 2019	As of March 31, 2019

Accrued audit fee	$-	$14,000
Accrued filling fee	1,167
Accrued professional fee	3,279	80
Accrued review fee	3,000	1,500
Total other payables and accrued liabilities	$7,446	$15,580

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the nine months ended December 31, 2019, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Nine Months Ended
	December 31, 2019	December 31, 2018

Tax jurisdictions from:
- Local	$(29,834)	$(148,543)
- Foreign, representing	-
Labuan	(2,363)	(7,487)
Loss before income tax	$(32,197)	$(156,030)

The provision for income taxes consisted of the following:

Nine Months Ended
	December 31, 2019	December 31, 2018

Current:
- Local	$-	$-
- Foreign	-	-
Deferred:
- Local	-	-
- Foreign	-	-
Income tax expense	$-	$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2019

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

United States of America

The Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2019, the operations in the United States of America incurred $602,681 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance of $126,613 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customer

For the three and nine months ended December 31, 2019 and 2018, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the nine months ended December 31
	2019	2018	2019	2018	2019	2018
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$5,200	$-	100%	-%	$-	$-
	$5,200	$-	100%	-%	$-	$-

	For three months ended December 31
	2019	2018	2019	2018	2019	2018
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$5,200	$-	100%	-%	$-	$-
	$5,200	$-	100%	-%	$-	$-

(b) Major vendor

For three and nine months ended December 31, 2019 and 2018, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

9. COMMITMENTS AND CONTINGENCIES

As of December 31, 2019, the Company has no commitments or contingencies involved.

10. RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2018 and 2019, the Company has the following of transacted amount with respective related parties:

	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2018

GreenPro Financial Consulting Limited
- Professional Fee	-	13,150
- Company Renewal Fee	-	-

Asia UBS Global Limited (1)
Professional fee	5,800	-
Company Renewal Fee	3,300	6.075

Imocha Sdn Bhd
- Cost of Revenue
- Installation Cost	-	125,000
	$9,100	$144,525

(1)	Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of December 31, 2019. For the nine months ended December 31, 2019 , the Company has incurred professional fee and company renewal fees of $5,800 and $3,300 respectively . For the nine months ended December 31, 2018, the Company has incurred company renewal fees of 6,075.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after December 31, 2019 up through the date of February 12, 2020, the Company issued audited consolidated financial statements in accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

Subsequent to nine months ended December 31, 2019 , there are a proposed acquisition carried out by the Company to acquired 100% of the issued and outstanding shares of Free Share X- Change Limited, a private Limited company incorporated in Anguilla ( “FSX”) .. FSX wholly owned a subsidiary Vtrade Technology Sdn Bhd, is a private Limited company incorporated in Malaysia.

FSX and its subsidiary, is engaged in providing system and software development, Information technology (IT) consultancy and managed services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31,2019 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

3

Results of Operation

For Three Months Ended December 31, 2019 and 2018.

Revenue

For three months ended December 31, 2019, the Company has generated a revenue of $5,200 and no revenue for the year ended March 31, 2018. During the year, the revenue generated was the result from providing consultancy service in Finance IT solution to client.

Cost of Revenue

No cost of revenue was incurred for three months ended December 31, 2019 and 2018. During the year, no cost of revenue involves as the revenue generated is from consultancy services providing by director.

The Company has incurred a net loss of $3,905 and $10,177 for the three months ended December 31, 2019 and 2018 respectively. The net loss is mainly due to general and administrative expenses incurred during the period

For Nine Months Ended December 31, 2019 and 2018.

Revenue

For nine months ended December 31, 2019, the Company has generated a revenue of $5,200 and no revenue for the year ended March 31, 2018. During the year, the revenue generated was the result from providing consultancy service in Finance IT solution to client.

Cost of Revenue

No cost of revenue was incurred for nine months ended December 31, 2019 and 2018. During the year, no cost of revenue involves as the revenue generated is from consultancy services providing by director.

The Company has incurred a net loss of $32,197 and $156,030 for the nine months ended December 31, 2019 and 2018 respectively. The decrease in net loss is mainly due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As at December 31, 2019 and March 31, 2019, the Company has a cash and cash equivalents of $21,196 and $52,390 respectively. Decrease in cash flow of $31,194 due to loss and payment of other payables and accrued liabilities.

Operating Activities

For the nine months ended December 31, 2019 and 2018, net cash used in operating activities was $31,181 and $179,194 respectively, decrease in cash used in operating activities due to reduce in the business operation expenses.

Investing Activities

For the nine months ended December 31, 2019, no cash was generated nor consumed for investment activities while the nine months period ended December 31, 2018, no cash was generated nor consumed for investment activities.

Financing Activities

For the nine months ended December 31, 2019, no cash was generated nor consumed for financing activities.

For the nine months ended December 31, 2018, $160,000 was generated via issuance of share capital.

Capital Expenditures

There were no capital expenditures for nine months period ended December 31, 2019. For nine months period ended December 31, 2018, there was no capital expenditures for nine months period.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2019.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: February 12, 2020

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
	Title:	President, Director, Secretary and Treasurer

7