Form 10-K
period 2020-03-31
Ecco Auto World Corp
filed 2020-08-20
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2020

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

+852 8134 5953

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 19, 2020
Common Stock, $0.0001 par value	93,089,643

Ecco Auto World Corporation

FORM 10-K

For the Fiscal Year Ended March 31, 2020

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

Employees

As of March 31, 2020, and 2019 the company have five (5) full time employees of which consist solely of our directors and officers, each have the flexibility to work on our business up to 25 to 30 hours per week, but they are prepared to devote more time if necessary.

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

Holders

As of March 31, 2020, we had 93,089,643 shares of our Common Stock par value, $0.0001 issued and outstanding. There were 34 beneficial owners of our Common Stock.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended March 31, 2020.

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

Results of Operations

Revenues For the year ended March 31, 2020 and 2019

The Company has generated a revenue of $96,951 for the year ended March 31, 2020 and $275,430 was generated for the year ended March 31, 2019. During the year, the revenue generated was the result from providing consultancy service in Finance IT solution to client.

Cost of Revenue

The cost of revenue was $1,861 for the year ended March 31, 2020 and $43,132 cost of revenue was incurred for the company year ended March 31, 2019.

General and Administrative Expenses & Other Income

General and administrative expenses for the year ended March 31, 2020 and 2019 amounted to $130,876 and $560,277 respectively, the significant decrease on the expenses was due to the management stringent cost of control.

Other income for the year ended March 31, 2020 amounted to $93 which consist solely of income from bank interest, and other income for the year ended March 31, 2019 amounted to $2,876  which consist solely of income from bank interest.

Net Loss and Net Loss Margin

The net loss for the year ended March 31, 2020 was $35,693 as compared to 325,103 for the year ended March 31, 2019. The significant increase in net loss was primarily due to the decrease in general and administrative expenses and the acquisition of two new subsidiaries  which has brought revenue into the group.

Liquidity and Capital Resources

As of March 31, 2020, the Company has net decrease in cash and cash equivalents of $51,610 compare with the net decrease in cash and cash equivalents of $17,880 as of March 31, 2019. The different mainly due to decreases in issuance of share capital, decrease in other payables and accrued liabilities and decrease in due to related parties. The cash and cash equivalents as of March 31, 2020 were $8,969 compared to $60,579 as of March 31, 2019.

Net cash used in operating activities for the year ended March 31, 2020 was $65,834 as compared to net cash used in operating activities of $132,066 for the year ended March 31, 2019. Decrease in operating cash flow consumption was due to the decrease in net loss primarily due the decrease of general and administrative expenses which was caused by the software development cost and increase of revenue due to acquisition of two new subsidiaries.

Net cash used in financing activities for the year ended March 31, 2020 was zero as compare to net cash provided by financing activities of $160,014 for the year ended March 31, 2019. The decrease was due to the issuance of share capital for the year ended March 31, 2020.

There are no investing activities for the year ended March 31, 2020 and there is no investing activities for the year ended March 31, 2020 while the net cash used in investing activities was $47,619 due to purchase of plant and equipment.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial conditions or results of operations for the year ended March 31, 2020 and year ended March 31, 2019. The Company and its subsidiary are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31
	2020	2019

Year-end RM : US$1 exchange rate	4.31	3.92
Year-average RM : US$1 exchange rate	4.16	4.22

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

Management identified the following material weakness during its assessment of internal controls over financial reporting as of March 31, 2020.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Chief Executive Officer and Director act in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We do not have Written Policies & Procedures – Due to lack of written policies and procedures for accounting and financial reporting, the Company did not establish a formal process to close our books monthly and account for all transactions and thus failed to properly record the Private Placement or disclose such transactions in its SEC filings in a timely manner.

3.	We did not implement appropriate information technology controls – As at March 31, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2020.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Jason Wong Chee Hon	49	Director, President, Secretary and Treasurer, Chief Executive Officer
Koh Khee Ngiap	56	Director
Koh Kok Wei	39	Director
Joson Yeo Hung Kwang	45	Director
Woo Shuk Fong	51	Director

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

Jason Wong Chee Hon – Chief Executive Officer, Director, President, Secretary and Treasurer

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served at the end of the period March 31, 2020, for services rendered in all capacities to us.

Name and Principle Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	For the year ended March 31, 2020.	-	-	-	-	-	-	-	-
Jason Wong Chee Hon Chief Executive Officer (1)	For the year ended March 31, 2020.	-	-	-	-	-	-	-	-

(1)	On October 26, 2017, Mr. Yiap Soon Keong resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as a Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Yiap Soon Keong has been the President, Secretary, Treasurer and Director of the Company since June 6, 2016.
(2)	On February 18, 2020, Mr Yiap Soon Keong resigned as the as the Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On February 18, 2020, the Board of Directors of the Company appointed Jason Wong Chee Hon as the Chief Executive Officer of the Company.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2020.

Name and Principle Position	Period	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woo Shuk Fong, Director (1)	For the year ended March 31, 2020.	-	-	-	-	-	-	-	-
	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-

Koh Khee Ngiap, Director (3)	For the year ended March 31, 2020	-	-	-	-	-	-	-	-
	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-

Koh Kok Wei, Director (4)	For the year ended March 31, 2020	-	-	-	-	-	-	-	-
	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-

Joson Yeo Hung Kwang, Director (5)	For the year ended March 31, 2020	-	-	-	-	-	-	-	-
	For the year ended March 31, 2019.	-	-	-	-	-	-	-	-

(1)	On June 6, 2016, Ms. Woo Shuk Fong was appointed as a Director of the Company.
(2)	On October 26, 2017, Mr. Jason Wong Chee Hong was appointed as the director, president, treasurer and secretary of the Company.
(3)	On October 26, 2017, Mr. Koh Khee Ngiap was appointed as the director of the Company.
(4)	On October 26, 2017, Mr. Koh Kok Wei was appointed as the director of the Company.
(5)	On October 26, 2017, Mr. Joson Yeo Hung Kwang was appointed as the director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2020, the Company has 93,089,643 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

The following table sets forth, as of March 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

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

Related Party Transactions

For the year ended March 31, 2020, the Company has entered into following transactions or has a cumulative balance with respective related parties:

Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2020. For the year ended March 31, 2020, the Company has incurred professional fee of $14,867 and company renewal fees of $4,767. For the year ended March 31, 2019, the Company has incurred company renewal fees of $4,542 respectively.

Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2020. For the year ended March 31 2019, the Company has incurred professional fees $18,800.

For the year ended March 31, 2019, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 regarding the software development cost..

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

ACCOUNTING FEES AND SERVICES	For the year ended March 31, 2020	For the year ended March 31, 2019
Audit fees	$34,165	$9,000
Audit related fees	4,500	4,500
Tax fees	-	-
All other fees	-	-
Total	$38,665	$13,500

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

Date: August 20, 2020

	By:	/s/ Jason Wong Chee Hon
Jason Wong Chee Hon
	Title:	President, Director, Secretary and Treasurer

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecco Auto World Corporation

Unit C, 4/F, China Insurance Building,

48 Cameron Road, Tsim Sha Tsui,

Kowloon, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecco Auto World Corporation (the ‘Company’) as of March 31, 2020 and 2019, and the related consolidated statements of operation and comprehensive, stockholders’ equity, and cash flows for the each of two years in the year ended of March 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended March 31, 2020 the Company incurred a net loss and having net current liabilities and shareholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2017.

/s/ TOTAL ASIA ASSOCIATES PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia
August 19, 2020

ECCO AUTO WORLD CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020, and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of March 31,
	2020	2019
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	8,969	60,579
Other receivable and prepayment	2,920	18,220
Due from related parties	19,453	500
Account Receivable	-	10,672
Total Current Assets	31,342	89,971

NON-CURRENT ASSETS
Plant and equipment, net	32,549	44,799

TOTAL ASSETS	$63,891	$134,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	181,685	166,788
Due to related parties	12,364	92,250
Deferred Revenue	17,500	-
Total Current Liabilities	211,549	259,038

TOTAL LIABILITIES	$211,549	$259,038

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 93,089,643 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	9,309	9,309
Additional paid in capital	622,147	622,147
Merger reserve	-	15
Accumulated other comprehensive (loss)/income	14,498	2,180
Accumulated losses	(793,612)	(757,919)
TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	$(147,658)	$(124,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,891	$134,770

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	March 31, 2020	March 31, 2019
		(restated)

REVENUE	96,951	275,430

COST OF REVENUE	(1,861)	(43,132)

GROSS PROFIT	95,090	232,298

OTHER INCOME	93	2,876

GENERAL AND ADMINISTRATIVE EXPENSES	(130,876)	(560,277)

LOSS BEFORE INCOME TAX	(35,693)	(325,103)

INCOME TAX PROVISION	-	-

NET LOSS	(35,693)	(325,103)

OTHER COMPREHENSIVE LOSS:
-Foreign exchange translation adjustment	12,318	1,790

TOTAL COMPREHENSIVE LOSS	(23,375)	(323,313)

Net loss per share, basic and diluted:	0.00	0.00

Weighted average number of common shares outstanding
– Basic and diluted	93,089,643	92,859,689

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	COMMON STOCK
	Number of Shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED LOSSES	MERGER RESERVE	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of March 31, 2018	92,556,310	$9,255	$462,201	$(434,914)	$-	$(390)	$36,932
Shares issued in private placement completed on August 24, 2018 at $0.30 per share	333,333	34	99,966	-	-	-	100,000
Shares issued in private placement completed on September 26, 2018 at $0.30 per share	200,000	20	59,980	$-	-	-	$60,000
Transaction with owner	-	-	-	-	15		-
Accumulated other comprehensive loss	-	-	-	$-	-	(1,754)	$(1,754)
Net loss for the year	-	-	-	$(135,570)	-	-	$(135,570)
Balance as of March 31, 2019	93,089,643	$9,309	$622,147	$(570,484)	15	(1,364)	$59,623
Balance as of March 31, 2019 (acquisition of new subsidiaries)	-	-	-	$(187,435)	-	3,544	(183,891)
Balance as of March 31, 2019 (Restated)	93,089,643	9,309	622,147	(757,919)	-	2,180	(124,268)
Transaction with owner	-	-	-	-	(15)	-	(15)
Accumulated other comprehensive loss	-	-	-	$-	-	12,318	$12,318
Net loss for the year	-	-	-	$(35,693)		-	$(35,693)
Balance as of March 31, 2020	93,089,643	9,309	622,147	(793,612)	-	14,498	(147,658)

See accompanying notes to condensed consolidated financial statements.

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	March 31, 2020	March 31, 2019
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,693)	$(325,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,329	6,232
Changes in operating assets and liabilities:
Prepayment	15,300	(15,561)
Other payables and accrued liabilities	14,897	122,287
Account and other receivable	10,672	(10,671)
Due to related parties	(79,886)	91,250
Due from related parties	(18,953)	(500)
Deferred revenue	17,500	-
Net cash used in operating activities	(65,834)	(132,066)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Plant and Equipment	-	(47,619)
Net cash used in investing activities	-	(47,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	-	160,014
Net cash provided by financing activities	-	160,014

Effect of exchange rate changes on cash and cash equivalents	14,224	1,791

Net decreasing cash and cash equivalents	(51,610)	(17,880)
Cash and cash equivalents, beginning of year	60,579	78,459
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,969	60,579
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

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

On February 17, 2020, Ecco Auto World Corp (the “ECCO”) and Mr Joson Yeo Hung Kwang Mr Chai Kok Leong and Mr Loke Che Chan, Gilbert, each representing 49.5% ,49.5% and 1% shareholding of Free Share X- Change Limited, an Anguilla corporation, (“FSX”) entered into a Sale and Purchase Agreement (the “FSX Purchase Agreement”), pursuant to which ECCO acquired 100% of the issued and outstanding shares of FSX (the “Acquisition”). As consideration thereof, ECCO agreed to paid cash consideration of US$15 to the sharaeholders

FSX wholly owned a subsidiary Vtrade Technology Sdn Bhd, (the “Vtrade”) in Malaysia, is a private Limited company incorporated in July 12th, 2018

Details of the Company’s subsidiary:

	Company name	Place and date of incorporation	Particulars of issued capital	Principal activities

1.	ECCO Auto World Corporation	Labuan, March 1, 2017	100 shares of ordinary share of US$1 each	Investment holding

2.	Free Share X-change Limited	Anguilla, December 17, 2013	101 shares of ordinary shares of US$15 in total	Providing system and software development, Information technology (IT) consultancy and managed services.

3.	Vtrade Technology Sdn Bhd	Malaysia, July 12, 2018	2 shares of ordinary shares of US$0.48 in total	Providing system and software development, Information technology (IT) consultancy and managed services.

2.	GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company suffered an accumulated deficit of $793,612 and continuously incurred a net operating loss of $35,693 for year ended March 31, 2020. The company also has a net current liabilities of $180,207 for year ended March 31, 2020. The continuation of the Company as a going concern through March 31, 2020 is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated upon consolidation.

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

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

For the years ended March 31, 2020 and 2019

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the year ended March 31
	2020	2019

Year-end RM : US$1 exchange rate	4.31	4.08
Year-average RM : US$1 exchange rate	4.16	4.07

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	PROPERTY AND EQUIPMENT

	As of	As of
	March 31, 2020	March 31, 2019
		(Restated)

Computer and peripherals	51,266	51,266
Accumulated depreciation	(16,796)	(6,467)
Effect of translation	(1,921)	-
Property and equipment, net	32,549	44,799

Depreciation expense for the year ended March 31, 2020 and March 31, 2019 were $10,329 and $6,232, respectively.

5.	COMMON STOCK

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

On January 24, 2018, Home Boutique International Limited subscribed 666,666 shares of common stock of the Company at $0.30 per share, for $199,999.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	COMMON STOCK

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

All proceeds received are used for the Company’s working capital.

As of March 31, 2020, the Company has 93,089,643 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

6.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	March 31, 2020	March 31, 2019
		(Restated)

Accrued audit fee	28,991	14,000
Accrued professional fee	-	80
Accrued review fee	3,800	1,500
Accrued others	-	39,833
Other payable	148,894	111,375
Total other payable and accrued liabilities	181,685	166,788

As of March 31, 2020, the other payable is made up of loan from non-trade third party amounted to US$148,894.

7.	DUE TO RELATED PARTIES

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8.	INCOME TAXES

For the year ended March 31, 2020, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	For the year ended	For the year ended
	March 31, 2020	March 31, 2019
		(Restated)

Tax jurisdictions from:
-Local	$(81,440)	$(130,107)
-Foreign, representing
- Labuan	(2,889)	(5,463)
-Malaysia	41,701	(335,347)
-Anguilla	6,935	145,814
Loss before income tax	$(35,693)	$(325,103)

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	INCOME TAXES

The provision for income taxes consisted of the following:

	As of	As of
	March 31, 2020	March 31, 2019
(Restated)
Current:
-Local	-	$-
-Foreign	-	-
Deferred:
-Local	-	-
-Foreign	-	-

Income tax expense	-	$-

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

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, the Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of March 31, 2020, the operations in the United States of America incurred $647,523 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $135,980 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Malaysia

Vtrade Technology Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of March 31, 2020, the operations in the Malaysia incurred $293,645 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $49,920 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Anguilla Free Share Xchange Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended March 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended March 31
	2020	2019	2020	2019	2020	2019
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$91,751	$-	95%	-%	$-	$-
Customer B	$-	$10,000	-	100%	$-	$10,000
	$91,751	$10,000	95%	100%	$-	$10,000

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

9.	CONCENTRATIONS OF RISK

(b)	Major vendors

For the year ended March 31, 2020 and 2019, the vendors who accounted for 10% or more of the Company’s purchases and its outstanding payable balance at year-end are presented as follows:

	For the year ended March 31
	2020	2019	2020	2019	2020	2019
	Cost of Revenue		Percentage of Cost of Revenues		Accounts Payable, Trade
Vendor A	$1,861	$-	100%	-%	$-	$-
	$1,861	$-	100%	-%	$-	$-

(c)	Exchange rate risk

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

10.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company has no commitments or contingencies involved.

11.	RELATED PARTY TRANSACTIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019
		(Restated)

Asia UBS Global Limited (1)
- Professional Fee	$10,100	$-
- Company Renewal Fee	4,767	4,542

GreenPro Financial Consulting Limited (2)
- Professional Fee	-	18,800

Imocha Sdn Bhd (3)
- Cost of Revenue	-	-
- Software development fee	-	100,000

	$14,867	$123,342

(1) Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2020. For the year ended March 31, 2020, the Company has incurred professional fee of $14,867 and company renewal fees of $4,767. For the year ended March 31, 2019, the Company has incurred company renewal fees of $4,542 respectively.

(2) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of March 31, 2020. For the year ended March 31 2019, the Company has incurred professional fees $18,800.

(3) For the year ended March 31, 2019, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 regarding the software development cost..

12.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date the Company presented these audited financial statements.  On March 16, 2020, the Malaysian government has imposed Movement Control Oder (MCO) for the period from March 18, 2020 to March 31, 2020 due to the COVID 19 outbreak. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently to April 28, 2020 and May 12, 2020. Under the MCO, only businesses categorized under essential services (e.g. water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy and food supply etc.) are allowed to operate with limited business hours. All other non-essential businesses are required to halt physical operations and public are only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries

