Form 10-Q
period 2020-06-30
Ecco Auto World Corp
filed 2020-09-04
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Three Months Period Ended June 30, 2020

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2020
Common Stock, $.0001 par value	93,089,643

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2020 and March 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of June 30, 2020	As of March 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	12,759	8,969
Other receivable and prepayment	2,920	2,920
Due from related party	9,137	7,088
Account Receivable	-	-
Total Current Assets	24,816	18,977

NON-CURRENT ASSETS
Plant and equipment, net	31,797	32,549

TOTAL ASSETS	$56,613	51,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	182,251	181,684
Due to related parties	-	-
Deferred Revenue	22,000	17,500
Total Current Liabilities	204,251	199,184

TOTAL LIABILITIES	$204,251	199,184

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of June 30, 2020 and March 31, 2020	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated loss	(789,124)	(793,612)
Accumulated other comprehensive gain	10,030	14,498
TOTAL STOCKHOLDERS’ EQUITY	$(147,638)	$(147,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,613	$51,526

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the three months ended June 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30
	2020	2019 (Restated)

REVENUE	$16,500	$28,875

COST OF REVENUE	$-	$(15,157)

GROSS PROFIT	$16,500	$13,718

OTHER INCOME	$1	$68

GENERAL AND ADMINISTRATIVE EXPENSES	$(12,012)	$(103,342)

GAIN/(LOSS) BEFORE INCOME TAX	$4,488	$(89,556)

INCOME TAX PROVISION	$-	-

NET INCOME/(LOSS)	$4,488	$(89,556)

OTHER COMPREHENSIVE (LOSS)/INCOME	$(4,468)	$4,690

TOTAL COMPREHENSIVE INCOME/(LOSS)	$3,520	$(84,866)

Net loss per share, basic and diluted:	(0.00)	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	93,089,643

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK
	Number of Shares	Amount	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED LOSSES	MERGER RESERVE	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of April 1, 2019	93,089,643	$9,309	$622,147	$(570,484)	$15	$(1,364)	$59,623
Balance as of April 1, 2019 (acquisition of new subsidiaries)	-	$-	-	$(187,435)	-	3,544	(183,891)
Balance as of April 1, 2019 (Restated)	93,089,643	$9,309	622,147	(757,919)	15	2,180	(124,268)
Transaction with owner	-	-	-	-	(15)	-	(15)
Accumulated other comprehensive income	-	-	-	-	-	12,318	$12,318
Net loss for the year	-	-	-	$(35,693)	-	-	$(35,693)
Balance as of March 31, 2020	93,089,643	$9,309	622,147	(793,612)	-	14,498	(147,658)
Accumulated other comprehensive loss	-	-	-	-	-	(4,468)	(4,468)
Net profit for the period	-	-	-	4,488	-	-	4,488
Balance as of June 31, 2020	93,089,643	9,309	622,147	(789,124)	-	10,030	(147,638)

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended June 30, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$4,488	$(89,556)
Adjustment to reconcile net loss to net used in operating activities:
Depreciation	$953	$2,591
Changes in operating assets and liabilities:
Prepaid Expenses	$-	$547
Other Receivable	-	8,654
Due from related parties	$(2,049)	500
Other payables and accrued liabilities	$567	$89,378
Deferred Revenue	$4,500	(13,275)
Due to related parties	$-	$-
Net cash generated from /(used in) operating activities	$8,459	$(1,161)

Effect of exchange rate changes on cash and cash equivalents	$(4,669)	$1,717
Net increased in cash and cash equivalents	$3,790	$556
Cash and cash equivalents, beginning of period	$8,969	$60,579
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,759	$61,135

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation is organized as a Nevada limited liability company, incorporated on June 6, 2016. For purposes of consolidated financial statement presentation, ECCO Auto World Corporation and its subsidiary are herein referred to as “the Company” or “we”. The Company is engaged in provision of car maintenance and servicing scheduling and system optimization advisory services to customers. During the year 2020, the Company further enhance its business to engage in providing services in Finance IT solution to clients. In addition, the Company was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation.

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

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company derives its revenue from provision of servicing scheduling, system optimization advisory services, also providing Finance IT solution, , system and software development, Information technology (IT) consultancy and managed services . The services are billed on a fixed-fee basis.

Cost of revenue

Cost of revenue includes the cost of consultation services in providing system and software development, Information technology (IT) consultancy and managed services.

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

For the three months ended June 30, 2020

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended June 30
	2020	2019

Period-end RM : US$1 exchange rate	4.2850	4.0405
Period-average RM : US$1 exchange rate	4.3215	4.1191

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

For the three months ended June 30, 2020

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

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. PROPERTY AND EQUIPMENT

	June 30, 2020	March 31, 2020

Computer and peripherals	$51,266	$51,266
Accumulated depreciation	(19,670)	(16,796)
Effect of translation exchange	201	(1,921)
Property and equipment	$31,797	$32,549

Depreciation expense for the three months ended March 31, 2020 and 2019 were $953 and $183, respectively.

4. COMMON STOCK

As of June 30, 2020, and March 31, 2020 the Company has 93,089,643 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

5. OTHER PAYABLES AND ACCRUED LIABILITIES

	June 30, 2020	March 31, 2020

Accrued audit fee	$22,845	$28,991
Accrued professional fee	5,800	3,800
Other payable	153,606	148,894
Total other payables and accrued liabilities	$182,251	$181,685

As of March 31, 2020, the other payable is made up of loan from non-trade third party amounted to US$148,894. As of June 30, 2020, the other payable is made up of loan from non-trade third party amounted to US$153,606.

6. DUE TO RELATED PARTIES

The amount due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

7. INCOME TAXES

For the three months ended June 30, 2020, the local (United States) and foreign components of income/(loss) before income taxes were comprised of the following:

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019

Tax jurisdictions from:
- Local	$(10,192)	$(10,375)
- Foreign, representing	-	-
Labuan	$(55)	(786)
Malaysia	12,458	(85,955)
Anguilla	2,277	7,560
Loss before income tax	$4,488	$(89,556)

The provision for income taxes consisted of the following:

		Three months ended		Three months ended
		June 30, 2020		June 30, 2019
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:
- Local		-		-
- Foreign		-		-
	$		$
Income tax expense		$-		$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States ,Malaysia, Labuan and Anguilla that are subject to taxes in the jurisdictions in which they operate, as follows:

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

As of June 30, 2020, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, the Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of June 30, 2020, the operations in the United States of America incurred $657,715 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $138,120 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Malaysia

Vtrade Technology  Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of June 30, 2020, the operations in the Malaysia incurred $281,187 of cumulative net operating losses which can be carried forward to offset future taxable income, at the tax rate of 17%. The Company has provided for a full valuation allowance of $47,802 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended June 30, 2020 and 2019, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended June 30
	2020	2019	2020	2019	2020	2019
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$10,500	$-	64%	-%	$-	$-
Customer B	$6,000	$-	36%	-%	$-	$-
	$16,500	$-	100%	-%	$-	$-

(b) Major vendor

For the three ended June 30, 2020 and 2019, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

9. COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has no commitments or contingencies involved.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

10. RELATED PARTY TRANSACTIONS

	Three months ended June 30, 2020	Three months ended June 30, 2019
Asia UBS Global Limited (1)
- Professional Fee	2,000	-
- Company Renewal Fee	2,200	-

GreenPro Financial Consulting Limited (2)
- Professional Fee	-	5,600

	$4,200	$5,600

(1) Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of June 30, 2020. For the three months ended June 30, 2020, the Company has incurred professional fee of $2,000 and company renewal fees of $2,200. For the three months ended June 30, 2019, the Company has no professional fee nor company renewal fees incurred.

(2) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of June 30, 2020. For the three months ended June 30, 2019, the Company incurred no professional fees.

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020 up through the date the Company presented these unaudited financial statements.

12. SIGNIFCANT EVENTS

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

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2020 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

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

During the year 2020, ECCO Auto World Corporation has expand their business toward consultancy in providing Finance IT solution to clients. In addition, Ecco Auto World Corporation was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation. It equips clients with innovative but practical tools aimed at removing inefficiencies, and enhance the client’s skill in strategic planning, carry out effective cash decisions based on clear, actionable information.

On February 17, 2020, Ecco Auto World Corp (the “ECCO”) and Mr Joson Yeo Hung Kwang Mr Chai Kok Leong and Mr Loke Che Chan, Gilbert, each representing 49.5% ,49.5% and 1% shareholding of Free Share X- Change Limited, an Anguilla corporation, (“FSX”) entered into a Sale and Purchase Agreement (the “FSX Purchase Agreement”), pursuant to which ECCO acquired 100% of the issued and outstanding shares of FSX (the “Acquisition”). As consideration thereof, ECCO agreed to paid cash consideration of US$15 to the sharaeholders

FSX wholly owned a subsidiary Vtrade Technology Sdn Bhd, (the “Vtrade”) in Malaysia, is a private Limited company incorporated in July 12th, 2018. The company is providing system and software development, Information technology (IT) consultancy and managed services.

3

Results of Operation

For Three Months Ended June 30, 2020 and 2019.

For three months ended June 30, 2020, the Company has generate revenue of $16,500 and gross income of $16,500. For three months ended June 30, 2019, the Company has not generate revenue and gross income.

The Company has incurred a net gain of $74,488 and net loss of $11,161 for three months ended June 30, 2020 and 2019. The increase in net gain is mainly due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As at June 30 and March 31, 2020, the Company has a current asset entirely consisting cash and cash equivalents of $12,759 and $8,969 respectively. The increase of $3,790 in cash flow mainly is due to the increase of cashflow generated from operating activities during the period.

Operating Activities

For the three months ended June 30, 2020 and 2019, net cash generating in operating activities was $8,459 and net cash used $1,161 respectively consist of mainly general and administrative transaction. This is mainly due to the decrease in general and administrative expenses.

Investing Activities

For the three months ended June 30, 2020 and 2019, there was no net cash used in investing activities for business purpose.

Financing Activities

For the three months ended June 30, 2020 and 2019, the Company did not have any capital used in financing activities for business purpose for the current period.

Capital Expenditures

There was no capital expenditures for three months period ended June 30, 2020 and 2019.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2020.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 4, 2020

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
President, Treasurer, Secretary, Director

7