Form 10-K/A
period 2020-03-31
Ecco Auto World Corp
filed 2020-11-20
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment 1)

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

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2020
Common Stock, $0.0001 par value	93,089,643

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Ecco Auto World Corporation. (the “Company”) for the fiscal year ended March 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2019 (the “2020 Annual Report”), is being filed to amend and restate the Company’s 2020 Annual Report and disclosure due to accounting method error and on the extension of filing deadline in reliance to SEC Order.

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

During the year, ECCO Auto World Corporation has expand their business toward consultancy in providing Finance IT solution to clients. In addition, Ecco Auto World Corporation was developing Cash & Treasury Management system that strives to provide clients’ businesses with a single view of cash across their entire operation. It equips clients with innovative but practical tools aimed at removing inefficiencies, and enhance the client’s skill in strategic planning, carry out effective cash decisions based on clear, actionable information.

Results of Operations

Revenues For the year ended March 31, 2020 and 2019

The Company has generated a revenue of $96,951 for the year ended March 31, 2020 and $275,430 was generated for the year ended March 31, 2019. During the year, the revenue generated was the result from the acquisition of new subsidiaries that provides consultancy service in Finance IT solution to client.

Cost of Revenue

The cost of revenue was $1,861 for the year ended March 31, 2020 and $43,132 was incurred for the company year ended March 31, 2019.

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

Net Loss and Net Loss Margin

The net loss for the year ended March 31, 2020 was $35,693 as compared to $325,103 for the year ended March 31, 2019. The significant decrease was due to decrease in general and administrative expenses and the acquisition of two new subsidiaries  which has brought revenue into the group by providing consultancy service in Finance IT solution to client.

Liquidity and Capital Resources

As of March 31, 2020, the Company has net decrease in cash and cash equivalents of $51,610 compare with the net decrease in cash and cash equivalents of $17,880 as of March 31, 2019. The different mainly due to decrease in other payables and accrued liabilities and decrease in due to related parties. The cash and cash equivalents as of March 31, 2020 were $8,969 compared to $60,579 as of March 31, 2019.

Net cash used in operating activities for the year ended March 31, 2020 was $65,834 as compared to net cash used in operating activities of $132,066 for the year ended March 31, 2019. Decrease in operating cash flow consumption was due to the decrease in general and administrative expenses and increase of revenue due to acquisition of two new subsidiaries.

Net cash used in financing activities for the year ended March 31, 2020 was zero as compare to net cash provided by financing activities of $160,014 for the year ended March 31, 2019. This is because there were no financing activities for the year ended March 31, 2020.

There are no investing activities for the year ended March 31, 2020 while, the net cash used in investing activities for the year ended March 31, 2019 was $47,619 due to purchase of plant and equipment.

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

Revenue is measured at the fair value of the consideration received or receivable, net of discounts and taxes applicable to the revenue, revenue of the year consist of servicing scheduling and system optimization advisory services, system and software development, Information technology (IT) consultancy and managed services.

Cost of revenues

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

Other Significant Event

Ecco Auto World Corp. (‘The Company’) is unable to file its Form 10-K for the year ended March 31, 2020 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the company is carried out in Kuala Lumpur, Malaysia. On March 16, 2020, the Malaysian government has imposed Movement Control Oder (MCO) for the period from March 18, 2020 to March 31, 2020. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently to April 28, 2020 and May 12, 2020. Under the MCO, only businesses categorized under essential services (e.g. water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy and food supply etc.) are allowed to operate with limited business hours. All other non-essential businesses are required to halt physical operations and public are only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries.

The essential accounting documents and information are stored in the Company’s office in Kuala Lumpur and the industry which the company operates in is not deemed as essential services by the Malaysian government. As such, the accounting staffs of the Company have limited access to the document and information necessary, which have affected our operations along with our accountants, auditors, consultants and professional advisors in their efforts to timely file the Report. In reliance of the SEC Order, we will endeavor to file the Report no later than August 13, 2020, which is within 45 days from the original due date.

Ecco Auto World Corp has restated its financial statement for the year ended 31 March 2020 due to an accounting treatment error where a non-trade intercompany transaction amounted to $12,364 was not eliminated in the 10K previously.

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

For the year ended March 31, 2019, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 regarding the software development cost.

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

Date: November 20, 2020

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

/s/ TOTAL ASIA ASSOCIATES PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia
August 19, 2020

ECCO AUTO WORLD CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2020, and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	As of March 31,
	2020	2019
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	8,969	60,579
Other receivable and prepayment	2,920	18,220
Due from related parties	7,088	500
Account Receivable	-	10,672
Total Current Assets	18,977	89,971

NON-CURRENT ASSETS
Plant and equipment, net	32,549	44,799

TOTAL ASSETS	$51,526	$134,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	181,684	166,788
Due to related parties	-	6,000
Deferred Revenue	17,500	86,250
Total Current Liabilities	199,184	259,038

TOTAL LIABILITIES	$199,184	$259,038

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 and 93,089,643 shares issued and outstanding as of March 31, 2020 and March 31, 2019 respectively	9,309	9,309
Additional paid in capital	622,147	622,147
Merger reserve	-	15
Accumulated losses	(793,612)	(757,919)
Accumulated other comprehensive (loss)/income	14,498	2,180
TOTAL STOCKHOLDERS’ (DEFICIT)/EQUITY	$(147,658)	$(124,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,526	$134,770

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

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”))

(Audited)

	COMMON STOCK		ADDITIONAL			ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED LOSSES	MERGER RESERVE	COMPREHENSIVE INCOME/(LOSS)	TOTAL EQUITY
Balance as of April 1, 2018	92,556,310	$9,255	$462,201	$(434,914)	$-	$(390)	$36,932
Shares issued in private placement completed on August 24, 2018 at $0.30 per share	333,333	34	99,966	-	-	-	100,000
Shares issued in private placement completed on September 26, 2018 at $0.30 per share	200,000	20	59,980	$-	-	-	$60,000
Transaction with owner	-	-	-	-	15		-
Accumulated other comprehensive loss	-	-	-	$-	-	(1,754)	$(1,754)
Net loss for the year	-	-	-	$(135,570)	-	-	$(135,570)
Balance as of March 31, 2019	93,089,643	$9,309	$622,147	$(570,484)	15	(1,364)	$59,623
Balance as of March 31, 2019 (acquisition of new subsidiaries)	-	-	-	$(187,435)	-	3,544	(183,891)
Balance as of March 31, 2019 (Restated)	93,089,643	9,309	622,147	(757,919)	15	2,180	(124,268)
Transaction with owner	-	-	-	-	(15)	-	(15)
Accumulated other comprehensive loss	-	-	-	$-	-	12,318	$12,318
Net loss for the year	-	-	-	$(35,693)		-	$(35,693)
Balance as of March 31, 2020	93,089,643	9,309	622,147	(793,612)	-	14,498	(147,658)

See accompanying notes to condensed consolidated financial statements.

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Audited)

	For the year ended	For the year ended
	March 31, 2020	March 31, 2019
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,693)	$(325,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,329	6,232
Changes in operating assets and liabilities:
Prepayment	15,300	(15,561)
Other payables and accrued liabilities	14,896	122,287
Account and other receivable	10,672	(10,671)
Due to related parties	(6,000)	91,250
Due from related parties	(6,588)	(500)
Deferred revenue	(68,750)	-
Net cash used in operating activities	(65,834)	(132,066)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of Plant and Equipment	-	(47,619)
Net cash used in investing activities	-	(47,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of share capital	-	160,014
Net cash provided by financing activities	-	160,014

Effect of exchange rate changes on cash and cash equivalents	14,224	1,791

Net decreasing cash and cash equivalents	(51,610)	(17,880)
Cash and cash equivalents, beginning of year	60,579	78,459
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,969	60,579
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

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

On February 17, 2020, Ecco Auto World Corp (the “ECCO”) and Mr Joson Yeo Hung Kwang Mr Chai Kok Leong and Mr Loke Che Chan, Gilbert, each representing 49.5%, 49.5% and 1% shareholding of Free Share X- Change Limited, an Anguilla corporation, (“FSX”) entered into a Sale and Purchase Agreement (the “FSX Purchase Agreement”), pursuant to which ECCO acquired 100% of the issued and outstanding shares of FSX (the “Acquisition”). As consideration thereof, ECCO agreed to paid cash consideration of US$15 to the sharaeholders

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

The Company derives its revenue from provision of servicing scheduling, system optimization advisory services, also providing Finance IT solution, system and software development, Information technology (IT) consultancy and managed services. The services are billed on a fixed-fee basis.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company derives its revenue from provision of car maintenance and servicing scheduling and system optimization advisory services and system and software development, Information technology (IT) consultancy and managed services. The services are billed on a fixed-fee basis.

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

All proceeds received are used for the Company’s working capital.

As of March 31, 2020, the Company has 93,089,643 shares issued and outstanding. There are no shares of preferred stock issued and outstanding.

6.	OTHER PAYABLES AND ACCRUED LIABILITIES

	As of	As of
	March 31, 2020	March 31, 2019
		(Restated)

Accrued audit fee	28,991	14,000
Accrued professional fee	-	80
Accrued review fee	3,800	1,500
Accrued others	-	39,833
Other payable	148,893	111,375
Total other payable and accrued liabilities	181,684	166,788

As of March 31, 2020, the other payable is made up of loan from non-trade third party amounted to US$148,893.

7.	DUE TO RELATED PARTIES

The amounts due to related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

8.	INCOME TAXES

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

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2019 and 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.	CONCENTRATIONS OF RISK

(b)	Major vendors

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

11.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2020, the Company has no commitments or contingencies involved.

12.	RELATED PARTY TRANSACTIONS

	For the year ended March 31, 2020	For the year ended March 31, 2019
		(Restated)

Asia UBS Global Limited (1)
- Professional Fee	$10,100	$-
- Company Renewal Fee	4,767	4,542

GreenPro Financial Consulting Limited (2)
- Professional Fee	-	18,800

Imocha Sdn Bhd (3)
- Cost of Revenue	-	-
- Software development fee	-	100,000

	$14,867	$123,342

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

(3) For the year ended March 31, 2019, the Company has enter into and settle transaction with Imocha Sdn Bhd amounted to $100,000 regarding the software development cost.

13.	SUBSEQUENT EVENTS

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

14.	SIGNIFICANT EVENTS

Ecco Auto World Corp. (‘The Company’) is unable to file its Form 10-K for the year ended March 31, 2020 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the company is carried out in Kuala Lumpur, Malaysia. On March 16, 2020, the Malaysian government has imposed Movement Control Oder (MCO) for the period from March 18, 2020 to March 31, 2020. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently to April 28, 2020 and May 12, 2020. Under the MCO, only businesses categorized under essential services (e.g. water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy and food supply etc.) are allowed to operate with limited business hours. All other non-essential businesses are required to halt physical operations and public are only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries

The essential accounting documents and information are stored in the Company’s office in Kuala Lumpur and the industry which the company operates in is not deemed as essential services by the Malaysian government. As such, the accounting staffs of the Company have limited access to the document and information necessary, which have affected our operations along with our accountants, auditors, consultants and professional advisors in their efforts to timely file the Report. In reliance of the SEC Order, we will endeavor to file the Report no later than August 13, 2020, which is within 45 days from the original due date.

Ecco Auto World Corp has restated its financial statement for the year ended 31 March 2020 due to an accounting treatment error where a non-trade intercompany transaction amounted to $12,364 was not eliminated in the 10K previously.

