Form 10-Q
period 2020-12-31
Ecco Auto World Corp
filed 2021-02-23
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Nine Month Period Ended December 31, 2020

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

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2020
Common Stock, $.0001 par value	93,089,643

2

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2020 March 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31, 2020	As of March 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	2,899	8,969
Other receivable and prepayment	2,920	2,920
Due from related party	14,182	7,088
Total Current Assets	20,001	18,977

NON-CURRENT ASSETS
Plant and equipment, net	26,770	32,549
TOTAL ASSETS	$46,771	51,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Other payables and accrued liabilities	198,678	181,684
Deferred Revenue	-	17,500
Total Current Liabilities	198,678	199,184
TOTAL LIABILITIES	$198,678	199,184
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; None issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of December 31, 2020 and March 31, 2020	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated losses	(785,210)	(793,612)
Accumulated other comprehensive income	1,847	14,498
TOTAL STOCKHOLDERS’ EQUITY	$(151,907)	$(147,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,771	$51,526

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

For the nine months ended December 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended December 31		Nine months ended December 31
	2020	2019	2020	2019

REVENUE	$9,100	$5,200	$44,700	$5,200

COST OF REVENUE	$-	$-	$-	$-

GROSS PROFIT	$9,100	$5,200	$44,700	$5,200

OTHER INCOME	$11	$23	$12	$84

GENERAL AND ADMINISTRATIVE EXPENSES	$(10,401)	$(9,128)	$(36,310)	$(37,481)

(LOSS)/PROFIT BEFORE INCOME TAX	$(1,290)	$(3,905)	$8,402	$(32,197)

INCOME TAX PROVISION	$-	-	$-	$-

NET (LOSS)/GAIN	$(1,290)	$(3,905)	$8,402	$(32,197)

OTHER COMPREHENSIVE INCOME/(LOSS)	$(4,310)	$-	$1,847	$(13)

TOTAL COMPREHENSIVE INCOME/(LOSS)	$(5,600)	$(3,905)	$10,249	$(32,210)

Net (loss)/profit per share, basic and diluted:	(0.00)	(0.00)	0.00	(0.00)

Weighted average number of common shares outstanding – Basic and diluted	93,089,643	93,089,643	93,089,643	93,089,643

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended December 31, 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	COMMON STOCK		ADDITIONAL			ACCUMULATED OTHER
	Number of Shares	Amount	PAID-IN CAPITAL	ACCUMULATED LOSSES	MERGER RESERVE	COMPREHENSIVE INCOME	TOTAL EQUITY
Balance as of April 1, 2019	93,089,643	$9,309	$622,147	$(570,484)	$15	$(1,364)	$59,623
Balance as of April 1, 2019 (acquisition of new subsidiaries)	-	$-	-	$(187,435)	-	3,544	(183,891)
Balance as of April 1, 2019 (Restated)	93,089,643	$9,309	622,147	(757,919)	-	2,180	(124,268)
Transaction with owner	-	-	-	-	(15)	-	(15)
Accumulated other comprehensive income	-	-	-	-	-	12,318	$12,318
Net loss for the year	-	-	-	$(35,693)	-	-	$(35,693)
Balance as of March 31, 2020	93,089,643	$9,309	622,147	(793,612)	-	14,498	(147,658)
Accumulated other comprehensive loss	-	-	-	-	-	(4,468)	(4,468)
Net Profit for the period	-	-	-	4,488	-	-	4,488
Balance as of June 30 2020	93,089,643	$9,309	622,147	(789,124)	-	10,030	(147,638)
Accumulated other comprehensive loss					-	(3,873)	(3,873)
Net profit for the period				5,207	-	-	5,207
Balance as of September 30, 2020	93,089,643	$9,309	622,147	(783,917)	-	6,157	(146,304)
Accumulated other comprehensive loss					-	(4,310)	(4,310)
Net loss for the period				(1,290)	-	-	(1,290)
Balance as of December 31, 2020	93,089,643	$9,309	622,147	(785,210)		1,847	(151,907)

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended December 31, 2020 and 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine Months Ended
	December 31, 2020 (Unaudited)	December 31, 2019 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$8,402	$(32,197)
Adjustment to reconcile net profit/(loss) to net used in operating activities:
Depreciation	$7,665	$548
Changes in operating assets and liabilities:
Prepaid Expenses	$-	$1,752
Due from related party	$(6,565)	500
Account receivable	-	10,000
Other payables and accrued liabilities	$1,455	$(8,134)
Deferred revenue	$(17,500)	-
Due to related parties	$-	$(3,650)
Net cash used in operating activities	$(6,543)	$(31,181)

Effect of exchange rate changes on cash and cash equivalents	$4,73	$(13)
Net decrease in cash and cash equivalents	$(6,070)	$(31,194)
Cash and cash equivalents, beginning of period	$8,969	$52,390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,899	$21,196

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months ended December 31, 2020

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

On February 17, 2020, Ecco Auto World Corp (the “ECCO”) and Mr Joson Yeo Hung Kwang, Mr Chai Kok Leong and Mr Loke Che Chan, Gilbert, each representing 49.5% ,49.5% and 1% shareholding of Free Share X- Change Limited, an Anguilla corporation, (“FSX”) entered into a Sale and Purchase Agreement (the “FSX Purchase Agreement”), pursuant to which ECCO acquired 100% of the issued and outstanding shares of FSX (the “Acquisition”). As consideration thereof, ECCO agreed to paid cash consideration of US$15 to the shareholders

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

For the Nine months ended December 31, 2020

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the period ended December 31, 2020, the Company incurred a net gain of $8,402 and has generated revenue of $44,700. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon improving its profitability and the continuing financial support from its shareholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stock holders, in the case of equity financing.

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

For the Nine months ended December 31, 2020

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

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the period ended December 31
	2020	2019

Period-end RM : US$1 exchange rate	4.0225	4.0907
Period-average RM : US$1 exchange rate	4.2104	4.1581

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

For the nine months ended December 31, 2020

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

For the nine months ended December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Off-Balance Sheet Arrangements

As of December 31, 2020, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

3. OTHER RECEIVABLE AND PREPAYMENT

Other receivable and prepayment consisted of the following at December 31, 2020 and March 31, 2020:

	As of December 31, 2020	As of March 31, 2020
Receivable	120	120
Prepayment	2,800	2,800
Total receivable and prepayment	$2,920	$2,920

4. PLANT AND EQUIPMENT

	December 31, 2020	March 31, 2020

Computer and peripherals	$51,266	$51,266
Accumulated depreciation	(24,461)	(16,796)
Effect of translation exchange	(35)	(1,921)
Plant and equipment	$26,770	$32,549

Depreciation expense for the three and nine months ended December 31, 2020 is $2,612 and $7,665 respectively. Depreciation expense for the three and nine months ended December 31, 2019 is $183 and $548 respectively.

5. DUE FROM RELATED PARTIES

The amount due from related parties are unsecured, interest-free with no fixed repayment term, for working capital purpose.

6. COMMON STOCK

As of December 31, 2020 and March 31, 2020 the Company has 93,089,643 shares issued and outstanding respectively. There are no shares of preferred stock issued and outstanding.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months ended December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

7. OTHER PAYABLES AND ACCRUED LIABILITIES

	December 31, 2020	March 31, 2020

Accrued audit fee	$19,345	$28,990
Accrued review fee	10,500	3,800
Other payable	168,833	148,894
Total other payables and accrued liabilities	$198,678	$181,684

As of March 31, 2020, the other payable is made up of loan from non-trade third party amounted to US$56,579 and other payable amounted to US$92,315.

As of December 31, 2020, the other payable is made up of loan from non-trade third party amounted to US$60,680 and other payable amounted to US$108,153. There is no interest incur and repayment period is upon request by non-trade third party.

8. INCOME TAXES

For the nine months ended December 31, 2020, the local (United States) and foreign components of profit(loss) before income taxes were comprised of the following:

	Nine months ended	Nine months ended
	December 31, 2020	December 31, 2019

Tax jurisdictions from:
- Local	$(26,595)	$(29,834)
- Foreign, representing	-	-
Labuan	$(142)	(2,363)
Malaysia	4,914	-
Anguilla	30,225	-
Profit/(Loss) before income tax	$8,402	$(32,197)

The provision for income taxes consisted of the following:

		Nine months ended		Nine months ended
		December 31, 2020		December 31, 2019
Current:
- Local		$-		$-
- Foreign		-		-
Deferred:
- Local		-		-
- Foreign		-		-
	$		$
Income tax expense		$-		$-

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months ended December 31, 2020

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

As of December 31, 2020, the Company does not recognize any provisional amount for the transition tax.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. However, we are still examining certain aspects of the Act and refining our calculations, the Company is registered in the State of Nevada and is subject to the tax laws of the United States of America. As of December 31, 2020, the operations in the United States of America incurred $674,118 of cumulative net operating loss which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance of $141,565 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Labuan

Under the current laws of the Labuan, ECCO Auto World Corporation is governed under the Labuan Business Activity Act, 1990. The tax charge for such company is based on 3% of net audited profit.

Malaysia

Vtrade Technology Sdn Bhd is subject to Malaysia Corporate Tax, which is charged at the statutory income tax rate range from 17% to 24% on its assessable income. As of December 31, 2020, the operations in the Malaysia incurred $288,731 of cumulative net operating loss. The Company has provided for a full valuation allowance of $49,084 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

Anguilla

Under the current laws of the Anguilla, Free Share Xchange Limited is registered as an international business company which governs by the International Business Companies Act of Anguilla and there is no income tax charged in Anguilla.

9. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2020 and 2019, the customers who accounted for 10% or more of the Company’s sales and its outstanding receivable balance at year-end are presented as follows:

	For the year ended December 31
	2020	2019	2020	2019	2020	2019
	Revenue		Percentage of Revenue		Accounts Receivable, Trade
Customer A	$17,500	$-	39%	-%	$-	$-
Customer B	$27,200	$-	61%	-%	$-	$-
	$44,700	$-	100%	-%	$-	$-

(b) Major vendor

For the nine month ended December 31, 2020 and 2019, no vendor accounted for 10% or more of the Company’s cost of revenues, or accounts payable at period-end.

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

(d) Liquidity Risk

Liquidity risk refers to the risk that we will be unable to finance our operations due to a loss of access to the capital markets or difficulty in liquidating our assets. For the nine months ended December 31, 2020, the company has current ratio of 0.1 which is relatively low. Liquidity risk also encompasses our ability (or perceived ability) to meet our financial obligations without experiencing significant business disruption or reputational damage that may threaten our viability as a going concern.

10. COMMITMENTS AND CONTINGENCIES

As of December 31, 2020, the Company has no commitments or contingencies involved.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended December 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

11. RELATED PARTY TRANSACTIONS

	Nine months ended December 31, 2020	Nine months ended December 31, 2019
Asia UBS Global Limited (1)
- Professional Fee	6,000	5,800
- Company Renewal Fee	2,200	3,330
	8,200	9,100

(1) Asia UBS Global Limited is a subsidiary of Greenpro Capital Corp. through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of December 31, 2020. For the Nine months ended December 31, 2020, the Company has incurred professional fee of $6,000 and company renewal fees of $2,200. For the Nine months ended December 31, 2019, the Company has $5,800 professional fee and $3,300 company renewal fees incurred.

(2) Greenpro Financial Consulting Limited is a subsidiary of Greenpro Capital Corp., through its subsidiary Greenpro Venture Capital Limited owns approximately 4.30% of the Company issued and outstanding shares as of December 31, 2020. For the Nine months ended December 31, 2019, the Company incurred no professional fees.

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020 up through the date the Company issued the audited consolidated financial statements. During this period, there was no subsequent event that required recognition or disclosure

13. SIGNIFICANT EVENTS

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

3

Results of Operation

For Nine Months Ended December 31, 2020 and 2019.

Revenues

The Company has generated a revenue of $44,700 for the period ended December 31, 2020 and generated revenue of $5,200 for the period ended December 31, 2019. During the year, the revenue generated was the result from providing consultancy service in Finance IT solution to client and Information technology (IT) consultancy and managed services.

Cost of Revenue

No cost of revenue was incurred for the period ended December 31, 2020, as consultancy services have been provided by the CEO and director to clients at no cost to the Company.

The Company has incurred a net gain of $8,402 and net loss of $32,197 for nine months ended December 31, 2020 and 2019 respectively. The increase in net gain is mainly due to the decrease in general and administrative expenses.

Liquidity and Capital Resources

As at December 31 and March 31, 2020, the Company has a current asset entirely consisting cash and cash equivalents of $2,899 and $8,969 respectively. The decrease of $6,070 in cash flow mainly is due to the increase of operating expenses.

Operating Activities

For the nine months ended December 31, 2020 and 2019, net cash used in operating activities was $6,543 and net cash used $31,181 respectively consist of mainly general and administrative transaction. This is mainly due to the decrease in general and administrative expenses.

Investing Activities

For the nine months ended December 31, 2020 and 2019, there was no net cash used in investing activities for business purpose.

Financing Activities

For the nine months ended December 31, 2020 and 2019, the Company did not have any capital used in financing activities for business purpose for the current period.

Capital Expenditures

There was no capital expenditures for nine months period ended December 31, 2020 and 2019.

Off-balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2020.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of December 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 23, 2021

	By:	/s/ JASON WONG CHEE HON
JASON WONG CHEE HON
President, Treasurer, Secretary, Director

7