Form 10-K
period 2021-03-31
Ecco Auto World Corp
filed 2022-07-22
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+852 8134 5953

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.0001	EAWC	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Company’s Common Stock held by non-affiliates computed by reference to the closing bid price of the Company’s Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common Stock, $0.0001 par value	93,089,643

ECCO Auto World Corporation

FORM 10-K

For the Fiscal Year Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business, and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations, or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial, and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Corporate History

ECCO Auto World Corporation was incorporated in Nevada on June 6, 2016 (the “Company”).

On June 7, 2017, the Company acquired 100% interest in ECCO Auto World Corporation, a company incorporated in Labuan (“ECCO Labuan”). On February 17, 2020, the Company acquired 100% of Free Share X-Change Limited, an Anguilla corporation (“FSX”), and its wholly owned subsidiary, Vtrade Technology Sdn. Bhd. (“Vtrade”) (collectively, “FSX Vtrade”). On January 2, 2021, the Company sold its interests in ECCO Labuan and FSX Vtrade.

Trademark

The Company doesn’t own any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts register under its subsidiaries in respective jurisdiction of which the subsidiary is operates.

Government regulation

We are subject to the laws and regulations of the jurisdictions in which we operate, which may include business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees

As of March 31, 2021, and 2020 the Company has five (5) employees, all of them are our directors and officers.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our directors, officers, or employees.

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

Holders

As of March 31, 2021, we had 93,089,643 shares of our issued and outstanding Common Stock, par value $0.0001 per share. There were 38 beneficial owners of our Common Stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Vstock Transfer, LLC, with an address at 18, Lafayette Place, Woodmere, New York 11598, and telephone number is +1 (212)828-843.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets more than $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit the investors’ ability to buy and sell our stock.

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

Equity Compensation Plan Information

Currently the Company has no equity compensation plan in place.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our Common Stock during the fiscal year ended March 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes to those financial statements appearing elsewhere in this Report.

Certain statements in this Report constitute forward-looking statements. These forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategy, (c) anticipated trends in our industry, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Considering these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Results of Operations

Revenues

The Company generated revenues of $0 and $5,200 for the year ended March 31, 2021 and 2020, respectively

General and Administrative Expenses and Other Income

General and administrative (“G&A”) expenses were $45,973 and $86,724 for the year ended March 31, 2021 and 2020, respectively. A decrease in G&A expenses was a result of the Company’s stringent cost management.

Other income for the year ended March 31, 2020 amounted to $83 which was derived from bank interest income.

Net Loss or Income

Net income for the year ended March 31, 2021 was $108,953 as compared to net loss of $35,693 for the year ended March 31, 2020. An increase in net income was due to a gain from sale of discontinued operations and a decrease in G&A expenses.

Liquidity and Capital Resources

As of March 31, 2021, cash and cash equivalents were $1,544.

During the year ended March 31, 2021, the Company recorded a decrease in cash and cash equivalents of $1,471 comparing to a decrease in cash and cash equivalents of $47,943 for the year ended March 31, 2020.

Net cash generated from operating activities for the year ended March 31, 2021 was $11,180 as compared to net cash used in operating activities of $49,579 for the year ended March 31, 2020. An increase in net cash generated from operating activities was mainly due to a decrease in G&A expenses in 2021.

There was no net cash used in financing activities for the year ended March 31, 2021. Net cash used in financing activities was $12,588 for the year ended March 31, 2020.

Going concern

During the year ended March 31,2021, the Company incurred a loss from continuing operations of $45,972 and used cash in operating activities - continuing operations of $24,733, and at March 31, 2021, the Company had a stockholders’ deficit of $51,356 and an accumulated deficit of $684,659. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended March 31, 2021, with respect to this going concern uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

The continuation of the Company as a going concern for one year from the date the financial statements are ready to be issued is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

Critical Accounting Policies and Estimates

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Significant accounting estimates include certain assumptions related to, among others, the valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. To determine revenue recognition under ASC 606, an entity performs the following five-steps (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-steps to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Recent accounting pronouncements

See Note 1 of the financial statements for a discussion of recent accounting pronouncements.

Off-balance sheet arrangements

As of March 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Other significant events

The Company is unable to file its Form 10-K for the year ended March 31, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO).

The MCO continued to year 2021 as Recovery Movement Control Order (RMCO), and even extended to total lockdown in June 2021. The officers had a limited access to the essential accounting documents and information stored in the Company’s office in Kuala Lumpur and the industry which the Company operates in was not deemed as essential services by the Malaysian government. Throughout the pandemic, the Company also experienced significant delays in operation and business development. The Company’s operation was suspended since then.

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not compliant with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 22, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure with respect to the change in our accountants required under this section was previously reported as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, on a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2022. As previously disclosed, there were no disagreements or any reportable events to disclose.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive and Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 and has concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2021, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of March 31, 2021, the Company’s internal controls over financial reporting were not effective.

We identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified include (i) we had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) we did not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; (iii) we had ineffective controls over our financial statement close and reporting process and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and (iv) we had inadequate segregation of duties consistent with control objectives.

Notwithstanding the identified material weaknesses, management has concluded that the Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, increasing personnel resources and technical accounting expertise within the accounting function, and to hire one or more additional personnel. During the third and fourth quarters of fiscal 2021, and as of the date of this Report, we continue to work with an outside consultant with experience and expertise in U.S. GAAP and public company SEC accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive and Financial Officer, intends that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

Delay in filing of Form 10-K

The Company is unable to file its Form 10-K for the year ended March 31, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO).

The MCO continued to year 2021 as Recovery Movement Control Order (RMCO), and even extended to total lockdown in June 2021. The officers had a limited access to the essential accounting documents and information stored in the Company’s office in Kuala Lumpur and the industry which the Company operates in was not deemed as essential services by the Malaysian government. Throughout the pandemic, the Company also experienced significant delays in operation and business development. The Company’s operation was suspended since then.

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not compliant with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 22, 2022.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our executive officers’ and directors’ and their respective ages as of the date hereof are as follows:

NAME	AGE	POSITION
Woo Shuk Fong	53	Director
Wong Chee Hon Jason	51	Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer
Koh Kok Wei	41	Director
Koh Khee Ngiap	58	Director
Yeo Hung Kwang Joson	47	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Woo Shuk Fong, age 53, has served as our Director since June 2016. Ms. Woo had worked for Tse & Loke, Certified Public Accountants, as a company secretary from 1993 to 1996. Ms. Woo was responsible for the preparation of documents for the formation of companies, drafting board minutes, annual returns, Annual General Meetings, and taking care of clients’ statutory matters. From 1996 to 1997, Ms. Woo joined Global Business Services Limited. She was responsible for the preparation of documents for the formation of companies, drafting board minutes and handling clients’ statutory matters. Over the course of her career, she has accumulated more than 15 years of business experience in international trading.

Ms. Woo brings to the board of directors extensive knowledge and experience in international trading.

Wong Chee Hon Jason, age 51, has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director since October 26, 2017. Mr. Wong graduated from University of Glasgow, Scotland and has more than 20 years working in management consultancy, start-ups, banking, and insurance industry with significant experience in many areas of technology delivery and strategic innovation in financial system. He managed and delivered multiple enterprises and digital projects for banks and insurance companies. Brainchild of innovative products, technologies and R&D development in banking, financial, insurance, and Fintech services. Mr. Jason is the co-founder and director of IMocha Sdn. Bhd. since year 2003, his role includes providing technology and software solutions to banks, insurance, Fintech, and corporate clients in financial, payments, insurance, banking, and automation solutions. This primarily covers delivering custom and proprietary web and mobile applications as well as consultation services. He acts as an advisory and business development role for these businesses.

Mr. Wong brings to the board of directors’ business leadership and extensive experience in technology product development.

Koh Kok Wei, age 41, has served as our Director since October 26, 2017. Mr. Koh Kok Wei (“Mr. Koh KW”) has more than 15 years in enterprise software implementation in banking, financial and insurance services. Commercially driven and subject matter expert in transaction banking, enterprise cash management, treasury and payments marketplace in regional countries. Core formative role in the conceptualization, development, and creation of range of software IP. Mr. Koh KW is the co-founder and managing director for IMocha Sdn. Bhd. since year 2003, an IT consulting and software provider specializing in frontline banking and insurance delivery software, his role includes developing year on year business growth through new client acquisition, sales, business development, software product development (R&D), high-level project management and strategic partnership alliances.

Mr. Koh KW graduated from Staffordshire University in UK and holds a bachelor’s degree of science in computing and internet technology. He brings to the board of directors extensive knowledge and experience in Fintech.

Koh Khee Ngiap, age 58, has served as our Director since October 26, 2017. Mr. Koh Khee Ngiap (“Mr. Koh KN”) more than 20 years of experience in corporate development, merger and acquisition, and venture capital funding facilitate. As one of Malaysia’s early internet pioneers and has been instrumental in building numerous Internet start-up with presence internationally. Since year 2016, Mr. Koh KN has been appointed as chief corporate development officer of IMocha, is responsible for idea generation, deal structuring, negotiation, and divestitures for IMocha.

Mr. Koh KN graduated from Upsala College, USA and holds a bachelor’s degree of science in computer information science and business studies. He brings to the board of director extensive experience in corporate development.

Yeo Hung Kwang Joson, age 47, has served as our Director since October 26, 2017. Mr. Yeo has more than 18 years of experience in regional enterprise IT solutions, mobile O2O platform, ITSM and MSP market development covering FSI, corporate, government, Telco and MSME industries. Since 2016, Mr. Yeo has been the chief business development officer of IMocha Sdn. Bhd., his role focuses on strengthening global alliances, corporate governance, fintech innovation development landscape and operation process optimization.

Mr. Yeo graduated from ATC College, and he brings to the board of directors extensive knowledge and experience in business management.

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

In lieu of an audit committee, the Company’s board of directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results, and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Chief Executive and Financial Officer and the board of directors of the Company review the Company’s internal accounting controls, practices, and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation, or audit committee charter. Our directors believes that it is not necessary to have such committees, at this time, because the directors can adequately perform the functions of such committees.

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

Currently, the Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its board of directors because given the early stage of our business development, it is costly to retain an independent Director who qualify as an audit committee financial expert. However, we expect, in the foreseeable future, to form such a committee composed of our non-employee directors. We may attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.

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
4.	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;
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
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Shareholder Proposals

The Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. The Company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive and Financial Officer, and the executive officers who served for the year ended March 31, 2021, for services rendered in all capacities to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	2021	-	-	-	-	-	-	-	-
Wong Chee Hon Jason, Chief Executive and Financial Officer (1)	2020	-	-	-	-	-	-	-	-

(1)	On February 18, 2020, Mr. Yiap Soon Keong resigned as the Chief Executive Officer of the Company. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. On February 18, 2020, the board of directors of the Company appointed Wong Chee Hon Jason as Chief Executive and Financial Officer of the Company.

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (because of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2021.

Name and Principal Position	Year	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woo Shuk Fong, Director (1)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Wong Chee Hon Jason, Chief Executive and Financial Officer, President, Secretary, Treasurer and Director (2)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Koh Kok Wei, Director (3)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Koh Khee Ngiap, Director (4)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

Yeo Hung Kwang Joson, Director (5)	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

(1)	On June 6, 2016, Ms. Woo Shuk Fong was appointed as a Director of the Company.
(2)	On October 26, 2017, Mr. Wong Chee Hon Jason was appointed as Chief Executive and Financial Officer, President, Secretary, Treasurer, and a Director of the Company.
(3)	On October 26, 2017, Mr. Koh Kok Wei was appointed as a Director of the Company.
(4)	On October 26, 2017, Mr. Koh Khee Ngiap was appointed as a Director of the Company.
(5)	On October 26, 2017, Mr. Yeo Hung Kwang Joson was appointed as a Director of the Company.

Employment Agreements

We do not have an employment or consulting agreement with any officers or directors.

Compensation Discussion and Analysis

Directors’ Compensation

Our board of directors does not currently receive any consideration for their services as members of the board of directors. The board of directors reserves the right in the future to award the members of the board of directors’ cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the board of directors.

Executive Compensation Philosophy

Our board of directors determines the compensation given to our executive officers in their sole determination. Our board of directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of Common Stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our board of directors has not granted any performance base stock options to date, the board of directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Long-term, Stock-based Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2021, the Company had 93,089,643 shares of Common Stock issued and outstanding and this number of shares was used throughout this report.

The following table sets forth, as of March 31, 2021 certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1) (2)	Percentage of Shares Beneficially Owned (1)

Woo Shuk Fong	153,000	0.16%
Director

Wong Chee Hon Jason	-	-
Chief Executive and Financial Officer, President, Secretary, Treasurer and Director

Koh Khee Ngiap	-	-
Director

Koh Kok Wei	-	-
Director

Yeo Hung Kwang Joson	-	-
Director

All the officers and directors as a group (5 persons named above)	153,000	0.16%

Yiap Soon Keong (3)	34,000,000	36.52%

Greenpro Asia Strategic SPC (4)	52,000,000	55.86%

Other owners of the Company	6,936,643	7.46%

Total	93,089,643	100.00%

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

(3)

Mr. Yiap Soon Keong had been the Chief Executive Officer, President, Secretary, Treasurer and Director of the Company since June 6, 2016. On October 26, 2017, Mr. Yiap resigned from the positions with the Company, including that of President, Secretary, Treasurer and Director but remained as the Chief Executive Officer of the Company.

On February 18, 2020, Mr. Yiap resigned as the Chief Executive Officer of the Company and at the same day, the board of directors of the Company appointed Wong Chee Hon Jason as the Chief Executive and Financial Officer of the Company.

(4)	Greenpro Asia Strategic SPC is a fund established in the Cayman Islands (the “Fund”).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 6, 2016, Ms. Woo Shuk Fong was appointed as President, Secretary, Treasurer, and a member of our board of directors. Additionally, on June 6, 2016, the Company issued 100,000 shares of restricted Common Stock, each with a par value of $0.0001 per share, to Ms. Woo for initial working capital of $10.

On September 22, 2016, Ms. Woo resigned as President, Secretary and Treasurer. On September 22, 2016, Mr. Yiap Soon Keong was appointed as President, Secretary, Treasurer, and a member of our board of directors. Moreover, on September 22, 2016, the Company issued 24,000,000 shares of restricted Common Stock to Yiap Soon Keong and on October 3, 2016 the Company issued 4,000,000 and 52,000,000 shares of restricted Common Stock to Greenpro Venture Capital Limited and Greenpro Asia Strategic SPC, respectively, each with par value of $0.0001 per share, for additional working capital of $8,000. Mr. Lee Chong Kuang and Mr. Loke Che Chan Gilbert have voting and dispositive power over the shares held by Greenpro Asia Strategic SPC.

On September 25, 2016, the Company issued 20,000 shares of restricted Common Stock to Woo Shuk Fong at the price of $0.10 per share, for additional working capital of $2,000.

On January 19, 2017, the Company issued 10,000,000 shares of restricted Common Stock to Yiap Soon Keong, each with par value of $0.0001 per share, for additional working capital of $1,000.

On October 10, 2017, the Company issued 33,000 shares of free traded Common Stock to Woo Shuk Fong, each with par value of $0.15 per share, for additional working capital of $4,950 in relation to initial public offering which was declared effective by Securities & Exchange Commission on September 14, 2017.

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

Related Party Transactions

For the year ended March 31, 2021, the Company had entered into following transactions or had a cumulative balance with respective related parties:

(1)	Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. Greenpro Capital Corp. through its another subsidiary, Greenpro Venture Capital Limited owns approximately 4.30% of the Company’s issued and outstanding shares (collectively “Greenpro”). For the year ended March 31, 2021, the Company incurred secretarial fee of $9,380 to Greenpro. For the year ended March 31, 2020, the Company recorded secretarial fee of $10,100 and company renewal fee of $4,767 to Greenpro.

As of March 31, 2021, the Company had secretarial fees payable to Greenpro of $4,000.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval, or ratification of our board of directors, or an appropriate committee thereof. On a moving forward basis, our directors will continue to approve any related party transaction.

Director Independence

Our board of directors is currently composed of five members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us about each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Total Asia Associates, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended March 31, 2021	For the year ended March 31, 2020
Audit fees	$15,000	$18,000
Audit related fees	-	4,500
Tax fees	-	-
All other fees	-	-
Total	$15,000	$22,500

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

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of ECCO Auto World Corp. and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed or “furnished” herewith:

3.1	Articles of Incorporation**

3.2	Bylaws**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** As filed in the Registrant’s Registration Statement on Form S-1 Amendment No. 3 (File No. 333-218334) on September 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORP.
(Name of Registrant)

Date: July 22, 2022

	By:	/s/ Wong Chee Hon Jason
Wong Chee Hon Jason Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ECCO Auto World Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ECCO Auto World Corporation (the “Company”) as of March 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.
Los Angeles, California
July 22, 2022

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecco Auto World Corporation

Unit C, 4/F, China Insurance Building,

48 Cameron Road, Tsim Sha Tsui,

Kowloon, Hong Kong.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ecco Auto World Corporation (“the Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operation and comprehensive loss, stockholders’ equity, and cash flows for the each of two years ended of March 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of two years in the year ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompany financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, for the year ended March 31, 2020 the Company incurred a net loss and having net current liabilities and shareholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Total Asia Associates PLT
TOTAL ASIA ASSOCIATES PLT

Kuala Lumpur, Malaysia
August 19, 2020

ECCO AUTO WORLD CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2021, and 2020

(Expressed in United States Dollars)

	As of March 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$1,544	$3,015
Current assets from discontinued operations	-	15,962
Total Current Assets	1,544	18,977

NON-CURRENT ASSETS
Equipment, net	-	1,950
Non-current assets from discontinued operations	-	30,599

TOTAL ASSETS	$1,544	$51,526

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities (includes $4,000 and $3,800 due to related party, respectively)	$52,900	$33,611
Current liabilities from discontinued operations	-	165,573
Total Current Liabilities	52,900	199,184

Commitments and Contingencies

STOCKHOLDERS’DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; No shares issued and outstanding	-	-
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated other comprehensive income	1,847	14,498
Accumulated deficit	(684,659)	(793,612)
TOTAL STOCKHOLDERS’ DEFICIT	(51,356)	(147,658)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,544	$51,526

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATION AND COMPREHENSIVE INCOME

For the years ended March 31, 2021 and 2020

(Expressed in United States Dollars, except for number of shares)

	For the year ended	For the year ended
	March 31, 2021	March 31, 2020

Revenues	$-	$5,200

General and administrative expenses (includes $9,380 and $14,867 to related party, respectively)	(45,973)	(86,724)

Loss from operations	(45,973)	(81,524)

Interest income	1	83

Loss from continuing operations	(45,972)	(81,441)

Discontinued operations:
Income from discontinued operations	34,997	45,748
Gain on sale of discontinued operations	119,928	-
Discontinued operations	154,925	45,748

Net income (loss)	108,953	(35,693)

Other comprehensive (loss) income:
-Foreign exchange translation adjustment	(12,651)	12,318

Comprehensive income (loss)	$96,302	$(23,375)

Basic and diluted income (loss) per share:

Loss from continuing operations	$(0.00)	$(0.00)

Income from discontinued operations	$0.00	$0.00

Net income (loss) per share applicable to common shareholders	$0.00	$(0.00)

Weighted average number of common shares outstanding
– Basic and diluted	93,089,643	93,089,643

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2021 and 2020

(Expressed in United States Dollars, except for number of shares)

	Common Stock		Additional Paid-in	Merger	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Reserve	Income	Deficit	Deficit
Balance, March 31, 2019	93,089,643	$9,309	$622,147	$15	$2,180	$(757,919)	$(124,268)
Transaction with owner	-	-	-	(15)	-	-	(15)
Foreign currency translation	-	-	-	-	12,318	-	12,318
Net loss	-	-	-	-	-	(35,693)	(35,693)
Balance, March 31, 2020	93,089,643	9,309	622,147	-	14,498	(793,612)	(147,658)
Foreign currency translation	-	-	-	-	(12,651)	-	(12,651)
Net income	-	-	-	-	-	108,953	108,953
Balance, March 31, 2021	93,089,643	$9,309	$622,147	$-	$1,847	$(684,659)	$(51,356)

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2021 and 2020

(Expressed in United States Dollars)

	For the year ended	For the year ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$108,953	$(35,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	548	731
Loss on disposal of equipment	1,402	-
Income from discontinued operations	(34,997)	(45,748)
Gain on sale of discontinued operations	(119,928)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,289	14,896
Accounts receivable	-	10,672
Other receivable and prepayment	-	15,300
Deferred revenue	-	(68,750)
Net cash used in operating activities - continuing operations	(24,733)	(108,592)
Net cash provided from operating activities - discontinued operations	35,913	59,013
Net cash provided by (used in) operating activities	11,180	(49,579)

Cash flows from financing activities:
Advance to related parties	-	(12,588)
Net cash used in financing activities - continuing operations	-	(12,588)

Effect of exchange rate changes on cash and cash equivalents	(12,651)	14,224

Net decreasing cash and cash equivalents	(1,471)	(47,943)
Cash and cash equivalents, beginning of year	3,015	50,958
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,544	3,015
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2021 and 2020

(Expressed in United States Dollars, except for number of shares)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ECCO Auto World Corporation was incorporated in Nevada on June 6, 2016 (the “Company”).

On June 7, 2017, the Company acquired 100% interest in ECCO Auto World Corporation, a company incorporated in Labuan (“ECCO Labuan”). On February 17, 2020, the Company acquired 100% of Free Share X-Change Limited, an Anguilla corporation (“FSX”), and its wholly owned subsidiary, Vtrade Technology Sdn. Bhd. (“Vtrade”) (collectively, “FSX Vtrade”). On January 2, 2021, the Company sold its interests in ECCO Labuan and FSX Vtrade (see Note 2).

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements during the year ended March 31,2021, the Company incurred a loss from continuing operations of $45,972 and used cash in operating activities - continuing operations of $24,733, and at March 31, 2021, the Company had a stockholders’ deficit of $51,356 and an accumulated deficit of $684,659. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

The continuation of the Company as a going concern for one year from the date the financial statements are ready to be issued is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

COVID-19

The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. The Company monitors guidance from national and local public health authorities and has implemented health and safety precautions and protocols in response to these guidelines. The extent of the impact of the COVID-19 pandemic has had and will continue to have on the Company’s business is highly uncertain and difficult to predict and quantify at this time.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Consolidation

The results of operations of ECCO Labuan and FSX Vtrade were included in the consolidated statements of operations up to the date they were sold (see Note 2).

Intercompany accounts and transactions have been eliminated in consolidation up to the subsidiaries were disposed on January 2, 2021.

The accompanying financial statements for the year ended March 31, 2021 include the accounts of ECCO Auto World Corporation.

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Significant accounting estimates include certain assumptions related to, among others, the valuation allowance on deferred income taxes, and the accrual of potential liabilities. Actual results may differ from these estimates.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. To determine revenue recognition under ASC 606, an entity performs the following five-steps (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-steps to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Cash and cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Equipment

Equipment consists of computer and peripherals and is stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of 5 years. Expenditures for major additions and improvements are capitalized and minor repairs and maintenance are charged to expense as incurred. When equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.

Expenditures for maintenance and repairs are expenses as incurred.

Management assesses the carrying value of equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended March 31, 2021 and 2020, the Company determined there were no indicators of impairment of its property and equipment.

Income taxes

The Company accounts for income taxes using an asset and liability approach which allows for the recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Net income (loss) per share

Basic income (loss) per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is computed like basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Consolidated Statements of Operations and Comprehensive Income or Loss.

The reporting currency of the Company is United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In addition, the Company’s former subsidiary in Malaysia maintained their books and records in their local currency, Ringgits Malaysia (“RM”) which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, for consolidation purposes, assets, and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RM into US$1 has been made at the following exchange rates for the respective periods:

	As of and for the years ended March 31
	2021	2020

Year-end RM : US$1 exchange rate	-	4.31
Year-average RM : US$1 exchange rate	-	4.16

Fair value of financial instruments

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

The carrying value of the Company’s financial instruments: cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these financial instruments.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and it does not believe any of these pronouncements will have a material impact on the Company.

Concentrations

For the year ended March 31, 2020, one customer accounted for 100% of the Company’s revenues.

2.	DISCONTINUED OPERATIONS

On January 2, 2021, the Company sold its interests in its wholly owned subsidiaries, ECCO Labuan and FSX Vtrade, to an unrelated party for $115.

ECCO Labuan and FSX Vtrade were deconsolidated effective January 2, 2021, and the Company does not have any continuing involvement in the operations of the disposed subsidiaries. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal. As of March 31, 2021, no subsidiaries were owned by the Company.

On January 2, 2021, before the disposal, ECCO Labuan and FSX Vtrade had net assets of $43,799 and net liabilities of $163,612. Contemporaneous with the sale of FSX Vtrade, two unrelated parties forgave liabilities due them by FSX Vtrade of $163,612. As a result, the Company recorded a gain on sale of discontinued operations of $119,928:

Carrying value of assets disposed	$(43,799)
Carrying value of liabilities disposed	163,612
Carrying value of net liabilities disposed	119,813
Sales proceeds	115
Gain on sale of discontinued operations	$119,928

The following table summarizes certain selected components of discontinued operations for the disposed subsidiaries for the period from April 1, 2020 through the effective disposal date of January 2, 2021, and for the year ended March 21, 2020:

	Period from April 1, 2020 to	Year ended
	January 2, 2021	March 31, 2020

Revenues	$44,700	$91,751

Income from discontinued operations	$34,997	$45,748

Income per share from discontinued operations - Basic and Diluted	$0.00	$0.00

Current assets	$-	$15,962
Total assets	$-	$46,561
Current and total liabilities	$-	$165,573

3.	EQUIPMENT, NET

	As of	As of
	March 31, 2021	March 31, 2020

Computer and peripherals	$3,412	$3,412
Accumulated depreciation	(2,010)	(1,462)
Effect of translation	-	-
	$1,402	$1,950
Less: Disposal of computer and peripherals	(1,402)	-
Equipment, net	$-	$1,950

Depreciation expense was $548 and $731 for the years ended March 31, 2021 and 2020, respectively.

On January 1, 2021, the Company disposed the computer and peripherals with net book value of $1,402 and recorded a loss of disposal of $1,402 accordingly.

4.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of March 31, 2021	As of March 31, 2020

Accrued audit and review fees	$45,171	$18,000
Accrued professional fees	3,541	-
Accrued secretarial fee-related party	4,000	3,800
Other payable	188	11,811
Total accounts payable and accrued liabilities	$52,900	$33,611

5.	COMMON STOCK

As of March 31, 2021 and 2020, the Company had 93,089,643 shares of its Common Stock par value, $.0001 issued and outstanding. There were 38 beneficial owners of its Common Stock.

6.	INCOME TAXES

Provision for income taxes consisted of the following:

For the years ended March 31,
	2021	2020

Current:
– Local	$-	$-
– Foreign:	-	-

Deferred:
– Local	-	-
– Foreign	-	-
	$-	$-

A summary of United States and foreign income (loss) before income taxes was comprised of the following:

	For the years ended March 31,
	2021	2020
Tax jurisdictions from:
– United States	$84,738	$(81,440)
– Foreign, representing:
Anguilla	7,078	6,935
Labuan	12,222	(2,889)
Malaysia	4,915	41,701

Income (Loss) before income taxes	$108,953	$(35,693)

The Company has not recorded a provision for U.S. federal income tax for the years ended March 31, 2021 and 2020 due to a net operating loss carry forward in the United States of America. At March 31, 2021 and 2020, the Company had net operating loss carry forward in the United States of America of approximately $683,000 and $791,000, respectively, which begin to expire in 2036. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance at March 31, 2021 and 2020.

7.	RELATED PARTY TRANSACTIONS

	For the year ended March 31, 2021	For the year ended March 31, 2020

General and administrative expenses
Related party A (1):
- Secretarial fee	$9,380	$10,100
- Company renewal fee	-	4,767
	$9,380	$14,867

(1)	Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. (collectively “Greenpro”), owns approximately 4.3% of the Company’s issued and outstanding shares. For the year ended March 31, 2021, the Company incurred secretarial fee of $9,380 to Greenpro. For the year ended March 31, 2020, the Company recorded secretarial fee of $10,100 and a company renewal fee of $4,767 to Greenpro.

As of March 31, 2021 and 2020, the Company had fees payable to Greenpro of $4,000 and $3,800, respectively. The amounts due to related parties are unsecured, non-interest bearing, and due on demand.

