Form 10-K
period 2022-03-31
Ecco Auto World Corp
filed 2022-07-22
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended March 31, 2022

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

ECCO Auto World Corporation

FORM 10-K

For the Fiscal Year Ended March 31, 2022

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

Employees

As of March 31, 2022, and 2021 the Company has five (5) employees, all of them are our directors and officers.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Unit C, 4/F, China Insurance Building, 48 Cameron Road, Tsim Sha Tsui, Kowloon, Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Holders

As of March 31, 2022, we had 93,089,643 shares of our issued and outstanding Common Stock, par value $0.0001 per share. There were 38 beneficial owners of our Common Stock.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our Common Stock during the fiscal year ended March 31, 2022.

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

Results of Operations

Revenue

The Company has no revenue generated for the years ended March 31, 2022 and 2021.

General and Administrative Expenses and Other Income

General and administrative (“G&A”) expenses were $37,487 and $45,973 for the years ended March 31, 2022 and 2021, respectively. A decrease in G&A expenses was resulted from the Company’s stringent cost management.

There is no other income incurred for the year ended March 31, 2022. Other income for the year ended March 31, 2021 amounted to $1 which was derived from bank interest income.

Net Income or Loss

Net loss for the year ended March 31, 2022 was $37,487 as compared to net profit of $108,953 for the year ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022 and 2021, cash and cash equivalents both were $1,544.

During the year ended March 31, 2022, the Company recorded no change in cash and cash equivalents comparing to a decrease in cash and cash equivalents of $1,471 for the year ended March 31, 2021.

During the year ended March 31, 2022, the Company recorded no cash generated from or used in operating activities for the year ended March 31, 2022 as compared to $11,180 of net cash generated from operating activities for the year ended March 31, 2021.

Going concern

For the year ended March 31, 2022, the Company incurred a loss of 37,488 and at March 31, 2022, the Company had a stockholders’ deficit of $88,844 and an accumulated deficit of $722,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended March 31, 2022, with respect to this going concern uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets, and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

Off-balance sheet arrangements

As of March 31, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Other significant events

The Company is unable to file its Form 10-K for the year ended March 31, 2022 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO).

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

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not in compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 22, 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our principal officers, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive and Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to material weaknesses in our internal control over financial reporting as described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of March 31, 2022, based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of March 31, 2022, the Company’s internal controls over financial reporting were not effective.

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

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address material weaknesses described above. These remediation efforts are ongoing and include or are expected to include preparation of written documentation of our internal control policies and procedures, increasing personnel resources and technical accounting expertise within the accounting function, and to hire one or more additional personnel. During the fiscal year of 2022, and as of the date of this Report, we continue to work with an outside consultant with experience and expertise in U.S. GAAP and public company SEC accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Delay in filing of Form 10-K

The Company is unable to file its Form 10-K for the year ended March 31, 2022 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO) for the period from March 18 to March 31, 2020. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently further extended to April 28 and May 12, 2020, respectively. Under the MCO, only businesses categorized under essential services such as water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy, and food supply were allowed to operate with limited business hours. All other non-essential businesses were required to halt physical operations and public were only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries.

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

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not in compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 22, 2022.

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

Wong Chee Hon Jason, age 51, has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director since October 26, 2017. Mr. Wong graduated from University of Glasgow, Scotland and has more than 20 years working in management consultancy, start-ups, banking, and insurance industry with significant experience in many areas of technology delivery and strategic innovation in financial system. He managed and delivered multiple enterprises and digital projects for banks and insurance companies. Brainchild of innovative products, technologies, and R&D development in banking, financial, insurance, and Fintech services. Mr. Jason is the co-founder and director of IMocha Sdn. Bhd. since year 2003, his role includes providing technology and software solutions to banks, insurance, Fintech, and corporate clients in financial, payments, insurance, banking, and automation solutions. This primarily covers delivering custom and proprietary web and mobile applications as well as consultation services. He acts as an advisory and business development role for these businesses.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the executive officers who served for the year ended March 31, 2022, for services rendered in all capacities to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wong Chee Hon Jason,	2022	-	-	-	-	-	-	-	-
Chief Executive and Financial Officer	2021	-	-	-	-	-	-	-	-

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2022.

Name and Principal Position	Year	Fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woo Shuk Fong, Director (1)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Wong Chee Hon Jason, Chief Executive and Financial Officer, President, Secretary, Treasurer and Director (2)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Koh Kok Wei, Director (3)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Koh Khee Ngiap, Director (4)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

Yeo Hung Kwang Joson, Director (5)	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)	On June 6, 2016, Ms. Woo Shuk Fong was appointed as a Director of the Company.
(2)	On October 26, 2017, Mr. Wong Chee Hon Jason was appointed as Chief Executive and Financial Officer, President, Secretary, Treasurer and a Director of the Company.
(3)	On October 26, 2017, Mr. Koh Kok Wei was appointed as a Director of the Company.
(4)	On October 26, 2017, Mr. Koh Khee Ngiap was appointed as a Director of the Company.
(5)	On October 26, 2017, Mr. Yeo Hung Kwang Joson was appointed as a Director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2022, the Company had 93,089,643 shares of Common Stock issued and outstanding and this number of shares was used throughout this report.

The following table sets forth, as of March 31, 2022 certain information with regard to the record and beneficial ownership of the Company’s Common Stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (1) (2)	Percentage of Shares Beneficially Owned (1)

Woo Shuk Fong	153,000	0.16%
Director

Wong Chee Hon Jason	-	-
Chief Executive Officer, President, Secretary, Treasurer and Director

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

On February 18, 2020, Mr Yiap resigned as the Chief Executive Officer of the Company and at the same day, the board of directors of the Company appointed Wong Chee Hon Jason as the Chief Executive and Financial Officer of the Company.

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

Related Party Transactions

For the year ended March 31, 2022, the Company had entered into following transactions or had a cumulative balance with respective related parties:

(1)	Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. Greenpro Capital Corp. through its another subsidiary, Greenpro Venture Capital Limited owns approximately 4.30% of the Company’s issued and outstanding shares (collectively “Greenpro”).

As of March 31, 2022, the Company had secretarial fees payable to Greenpro of $4,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Weinberg & Company, for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	For the year ended March 31, 2022	For the year ended March 31, 2021
Audit fees	$15,000	$15,000
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$15,000	$15,000

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

To the Shareholders and Board of Directors of ECCO Auto World Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ECCO Auto World Corporation (the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations and a net capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weinberg & Company, P.A.
Los Angeles, California
July 22, 2022

ECCO AUTO WORLD CORPORATION

CONSOLIDATED BALANCE SHEETS

As of March 31, 2022, and 2021

(Expressed in United States Dollars)

	As of March 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,544	$1,544
TOTAL ASSETS	$1,544	$1,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities (includes $4,000 due to related party as of March 31, 2022 and 2021, respectively)	$90,388	$52,900
TOTAL LIABILITIES	90,388	52,900

Commitments and Contingencies

STOCKHOLDERS’DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; No shares issued and outstanding	-	-
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of March 31, 2022 and 2021	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated other comprehensive income	1,847	1,847
Accumulated deficit	(722,147)	(684,659)
TOTAL STOCKHOLDERS’ DEFICIT	(88,844)	(51,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,544	$1,544

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended March 31, 2022 and 2021

(Expressed in United States Dollars, except for number of shares)

	For the year ended	For the year ended
	March 31, 2022	March 31, 2021

Revenues	$-	$-

General and administrative expenses (includes $0 and $9,380 to related party for the years ended March 31, 2022 and 2021, respectively)	(37,488)	(45,973)

Loss from operations	(37,488)	(45,973)

Interest income	-	1

Loss from continuing operations	(37,488)	(45,972)

Discontinued operations:
Income from discontinued operations	-	34,997
Gain on sale of discontinued operations	-	119,928
Discontinued operations	-	154,925

Net (loss) income	(37,488)	108,953

Other comprehensive loss:
-Foreign exchange translation adjustment	-	(12,651)

Comprehensive (loss) income	$(37,488)	$96,302

Basic and diluted income (loss) per share:

Loss from continuing operations	$(0.00)	$(0.00)

Income from discontinued operations	$-	$0.00

Net (loss) income per share applicable to common shareholders	$(0.00)	$0.00

Weighted average number of common shares outstanding
– Basic and diluted	93,089,643	93,089,643

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2022 and 2021

(Expressed in United States Dollars, except for number of shares)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Income	Deficit	Deficit
Balance, March 31, 2020	93,089,643	$9,309	$622,147	$14,498	$(793,612)	$(147,658)
Foreign currency translation	-	-	-	(12,651)	-	(12,651)
Net income	-	-	-	-	108,953	108,953
Balance, March 31, 2021	93,089,643	9,309	622,147	1,847	(684,659)	(51,356)
Net loss	-	-	-	-	(37,488)	(37,488)
Balance, March 31, 2022	93,089,643	$9,309	$622,147	$1,847	$(722,147)	$(88,844)

See accompanying notes to consolidated financial statements

ECCO AUTO WORLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2022 and 2021

(Expressed in United States Dollars)

	For the year ended	For the year ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net (loss) income	$(37,488)	$108,953
Adjustments to reconcile net (loss) income to net cash generated from operating activities:
Income from discontinued operations		(34,997)
Depreciation	-	548
Gain on sale of discontinued operations	-	(119,928)
Loss on disposal of equipment	-	1,402
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	37,488	19,289
Net cash used in operating activities	-	(24,733)
Net cash generated from operating activities - discontinued operations	-	35,913
Net cash generated from operating activities	-	11,180

Effect of exchange rate changes on cash and cash equivalents	-	(12,651)

Net decreasing cash and cash equivalents	-	(1,471)
Cash and cash equivalents, beginning of year	1,544	3,015
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,544	1,544
SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended March 31, 2022 and 2021

(Expressed in United States Dollars, except for number of shares)

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation (the “Company”) was incorporated in Nevada on June 6, 2016.

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

As reflected in the accompanying financial statements for the year ended March 31, 2022, the Company incurred a net loss of $37,488 and at March 31, 2022 had a stockholders’ deficit of $88,844 and an accumulated deficit of $722,147. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Basis of presentation and principals of consolidation

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). For the year ended March 31, 2021, the financial statements include the accounts of the Company, and its wholly owned subsidiaries, ECCO Labuan and FSX Vtrade. Since the disposal of ECCO Labuan and FSX Vtrade on January 2, 2021, the financial statements include the accounts of the Company only.

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

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the Statements of Operations and Comprehensive Income or Loss.

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

ECCO Labuan and FSX Vtrade were deconsolidated effective January 2, 2021, and the Company does not have any continuing involvement in the operations of the disposed subsidiaries. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the prior period consolidated balance sheet as a result of the disposal. Since January 2, 2021, no subsidiaries are owned by the Company.

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

The following table summarizes certain selected components of discontinued operations for the disposed subsidiaries for the period from April 1, 2020 through the effective disposal date of January 2, 2021:

Period from April 1, 2020 to
January 2, 2021

Revenues	$44,700

Income from discontinued operations	$34,997

Income per share from discontinued operations - Basic and Diluted	$0.00

Current assets	$-
Total assets	$-
Current and total liabilities	$-

3.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	As of	As of
	March 31, 2022	March 31, 2021

Accrued audit and review fees	$82,284	$45,171
Accrued professional fees	2,593	3,541
Accrued secretarial fee-related party	4,000	4,000
Other payable	1,511	188
Total accounts payable and accrued liabilities	$90,388	$52,900

4.	COMMON STOCK

As of March 31, 2022 and 2021, the Company had 93,089,643 shares of its Common Stock par value, $.0001 issued and outstanding. There were 38 beneficial owners of its Common Stock.

5.	INCOME TAXES

Provision for income taxes consisted of the following:

For the years ended March 31,
	2022	2021

Current	$-	$-
Deferred	-	-
	$-	$-

A summary of United States and foreign (loss) income before income taxes was comprised of the following:

	For the years ended March 31,
	2022	2021
Tax jurisdictions from:
– United States	$(37,488)	$84,738
– Foreign	-	24,215

(Loss) Income before income taxes	$(37,488)	$108,953

The Company has not recorded a provision for U.S. federal income tax for the years ended March 31, 2022 and 2021 due to a net operating loss carry forward in the United States of America. At March 31, 2022 and 2021, the Company had net operating loss carryforwards in the United States of America of approximately $720,000 and $683,000, respectively, which begin to expire in 2037. The deferred tax asset created by the net operating loss has been offset by a 100% valuation allowance at March 31, 2022 and 2021.

6.	RELATED PARTY TRANSACTIONS

	For the year ended March 31, 2022	For the year ended March 31, 2021

General and administrative expenses
Related party A (1):
- Secretarial fee	$-	$9,380

(1)	Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. (collectively “Greenpro”), owns approximately 4.3% of the Company’s issued and outstanding shares. For the years ended March 31, 2022 and 2021, the Company incurred secretarial fee of $0 and $9,380 to Greenpro, respectively.

As of March 31, 2022, the Company had secretarial fees payable to Greenpro of $4,000.

