Form 10-Q
period 2021-06-30
Ecco Auto World Corp
filed 2022-07-29
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

Yes ☐ No ☒

The aggregate market value of the Company’s Common Stock held by non-affiliates computed by reference to the closing bid price of the Company’s Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common Stock, $.0001 par value	93,089,643

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

(Expressed in United States Dollars)

	June 30, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,544	$1,544

TOTAL ASSETS	$1,544	$1,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities (includes $4,000 due to related party as of June 30, 2021 and March 31, 2021, respectively)	$61,120	$52,900

TOTAL LIABILITIES	61,120	52,900

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; No shares issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated other comprehensive income	1,847	1,847
Accumulated deficit	(692,879)	(684,659)
TOTAL STOCKHOLDERS’ DEFICIT	(59,576)	(51,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,544	$1,544

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 and 2020

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

	Three months ended June 30,
	2021	2020

Revenues	$-	$-

General and administrative expenses (including $0 and $4,200 to related party for the three months ended June 30, 2021 and 2020, respectively)	(8,220)	(10,193)

Loss from operations	(8,220)	(10,193)

Interest income	-	1

Loss from continuing operations	(8,220)	(10,192)

Discontinued operations:
- Income from discontinued operations	-	14,680

Net (loss) income	(8,220)	4,488

Other comprehensive loss:
-Foreign exchange translation adjustment	-	(4,468)

Comprehensive (loss) income	$(8,220)	$20

Basic and diluted income (loss) per share:

Loss from continuing operations	$(0.00)	$(0.00)

Income from discontinued operations	$-	$0.00

Net (loss) income per share, basic and diluted:	$(0.00)	$0.00

Weighted average number of common shares outstanding - Basic and diluted	93,089,643	93,089,643

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

Three months ended June 30, 2021 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2021	93,089,643	$9,309	$622,147	$1,847	$(684,659)	$(51,356)
Net loss	-	-	-	-	(8,220)	(8,220)
Balance as of June 30, 2021 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(692,879)	$(59,576)

Three months ended June 30, 2020 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2020	93,089,643	$9,309	$622,147	$14,498	$(793,612)	$(147,658)
Foreign currency translation	-	-	-	(4,468)	-	(4,468)
Net income	-	-	-	-	4,488	4,488
Balance as of June 30, 2020 (Unaudited)	93,089,643	$9,309	$622,147	$10,030	$(789,124)	$(147,638)

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30 2021 AND 2020

(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended June 30
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(8,220)	$4,488
Adjustment to reconcile net (loss) income to net cash generated from operating activities:
Income from discontinued operations	-	(14,680)
Depreciation	-	183
Changes in operating liabilities:
Accounts payable and accrued liabilities	8,220	(4,951)
Net cash used in operating activities	-	(14,960)
Net cash generated from operating activities - discontinued operations	-	19,351
Net cash generated from operating activities	-	4,391

Effect of exchange rate changes on cash and cash equivalents	-	(4,468)

Net decrease in cash and cash equivalents	-	(77)
Cash and cash equivalents, beginning of period	1,544	3,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,544	$2,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(In U.S. dollars, except share and per share data)

(Unaudited)

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

Basis of presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on July 22, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2021, and the results of its operations and its cash flows for the three months ended June 30, 2021 and 2020. The balance sheet as of March 31, 2021, is derived from the Company’s audited financial statements. Since the disposal of ECCO Labuan and FSX Vtrade on January 2, 2021, the financial statements include the accounts of the Company only.

The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2022.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the three months ended June 30, 2021, the Company incurred a net loss of $8,220 and at June 30, 2021, had a stockholders’ deficit of $59,576. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

Use of estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheet, and the reported revenue and expenses during the periods reported. Significant estimates include those related to the accrual of potential liabilities. Actual results may differ from these estimates.

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

ECCO Labuan and FSX Vtrade were deconsolidated effective January 2, 2021, and the Company does not have any continuing involvement in the operations of the disposed subsidiaries. The disposal is accounted for as discontinued operations and, accordingly, all prior periods presented in the accompanying condensed consolidated statements of operations and statements of cash flows have been adjusted to conform to this presentation; no adjustment has been made to the condensed consolidated balance sheet as a result of the disposal.

The following table summarizes certain selected components of discontinued operations for the disposed subsidiaries for the three months ended June 30, 2020:

Three months ended
June 30, 2020

Revenues	$16,500

Income from discontinued operations	$14,680

Income per share from discontinued operations - Basic and Diluted	$0.00

3. RELATED PARTY TRANSACTIONS

Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. (collectively “Greenpro”), owns approximately 4.3% of the Company’s issued and outstanding shares. For the three months ended June 30, 2021 and 2020, the Company incurred secretarial fees to Greenpro of $0 and $4,200, respectively. As of June 30, 2021 and March 31, 2021, the Company had secretarial fees payable to Greenpro of $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2021 filed with the Securities and Exchange Commission on July 22, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guaranteed of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form 10-K in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Results of Operations

Revenues

The Company did not generate any revenues for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses and Other Income

General and administrative (“G&A”) expenses were $8,220 and $10,193 for the three months ended June 30, 2021 and 2020, respectively. A decrease in G&A expenses was a result of the Company’s cost management.

There was no other income incurred for the three months ended June 30, 2021. Other income for the three months ended June 30, 2020 amounted to $1 which was derived from bank interest income.

Net Loss or Income

Net loss for the three months ended June 30, 2021 was $8,220 as compared to net income of $4,488 for the three months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30 and March 31, 2021, cash and cash equivalents both were $1,544.

During the three months ended June 30, 2021, the Company recorded no change in cash and cash equivalents comparing to a decrease in cash and cash equivalents of $77 for the three months ended June 30, 2020.

During the three months ended June 30, 2021, the Company recorded no cash generated from or used in operating activities as compared to $4,391 of net cash generated from operating activities for the three months ended June 30, 2020.

Going concern

For the three months ended June 30, 2021, the Company incurred a net loss of $8,220 and at June 30, 2021 had a stockholders’ deficit of $59,576. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended March 31, 2021, with respect to this going concern uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Off-balance sheet arrangements

As of June 30, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Other significant events

The Company is unable to file its Form 10-Q for the period ended June 30, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO).

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

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not in compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 29, 2022.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The matters involving internal controls and procedures that our management considered to be material weaknesses were: (i) we had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (ii) we did not have written documentation of our internal control policies and procedures, including written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of U.S. GAAP and SEC disclosure requirements; (iii) we had ineffective controls over our financial statement close and reporting process and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved, (iv) we did not maintain effective controls over the recording and approval of recurring and non-recurring journal entries and (v) we had inadequate segregation of duties consistent with control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Delay in filing of Form 10-Q

The Company is unable to file its Form 10-Q for the period ended June 30, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO) for the period from March 18 to March 31, 2020. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently further extended to April 28 and May 12, 2020, respectively. Under the MCO, only businesses categorized under essential services such as water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy, and food supply were allowed to operate with limited business hours. All other non-essential businesses were required to halt physical operations and public were only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries.

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

As such, the officers of the Company had a limited access to the documents and information necessary, it had been highly affected our operations along with our accountants, auditors, consultants, and professional advisors in their efforts to timely file the Report until early 2022. In relation to a letter issued by the SEC on May 10, 2022, the Company is not in compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, the Company is trying to fulfill the requirements and expects to file the Report no later than July 29, 2022.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECCO AUTO WORLD CORP.
(Name of Registrant)

Date: July 29, 2022

	By:	/s/ Wong Chee Hon Jason
Wong Chee Hon Jason Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

