Form 10-Q
period 2021-12-31
Ecco Auto World Corp
filed 2022-07-29
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended December 31, 2021

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

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND MARCH 31, 2021

(Expressed in United States Dollars)

	December 31, 2021	March 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,544	$1,544

TOTAL ASSETS	$1,544	$1,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities (includes $4,000 due to related party as of December 31, 2021 and March 31, 2021, respectively)	$78,377	$52,900

TOTAL LIABILITIES	78,377	52,900

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; No shares issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated other comprehensive income	1,847	1,847
Accumulated deficit	(710,136)	(684,659)
TOTAL STOCKHOLDERS’ DEFICIT	(76,833)	(51,356)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,544	$1,544

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 and 2020

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

General and administrative expenses	(8,503)	(6,941)	(25,477)	(26,607)

Loss from operations (including $0 and $2,000 to related party for the three months ended December 31, 2021 and 2020, respectively, and $0 and $8,200 to related party for the nine months ended December 31, 2021 and 2020, respectively)	(8,503)	(6,941)	(25,477)	(26,607)

Interest income	-	11	-	12

Loss from continuing operations	(8,503)	(6,930)	(25,477)	(26,595)

Discontinued operations:
- Income from discontinued operations	-	5,637	-	34,997

Net (loss) income	(8,503)	(1,293)	(25,477)	8,402

Other comprehensive loss:
- Foreign exchange translation adjustment	-	(4,310)	-	(12,651)

Comprehensive loss	$(8,503)	$(5,603)	$(25,477)	$(4,249)

Basic and diluted (loss) income per share:

Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Income from discontinued operations	$-	$0.00	$-	$0.00
Net (loss) income per share, basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average number of common shares outstanding - Basic and diluted	93,089,643	93,089,643	93,089,643	93,089,643

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

Three months ended December 31, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of September 30, 2021 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(701,633)	$(68,330)
Net loss	-	-	-	-	(8,503)	(8,503)
Balance as of December 31, 2021 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(710,136)	$(76,833)

Nine months ended December 31, 2021 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2021	93,089,643	$9,309	$622,147	$1,847	$(684,659)	$(51,356)
Net loss	-	-	-	-	(25,477)	(25,477)
Balance as of December 31, 2021 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(710,136)	$(76,833)

Three months ended December 31, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of September 30, 2020 (Unaudited)	93,089,643	$9,309	$622,147	$6,157	$(783,917)	$(146,304)
Foreign currency translation	-	-	-	(4,310)	-	(4,310)
Net loss	-	-	-	-	(1,293)	(1,293)
Balance as of December 31, 2020 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(785,210)	$(151,907)

Nine months ended December 31, 2020 (Unaudited)
	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2020	93,089,643	$9,309	$622,147	$14,498	$(793,612)	$(147,658)
Foreign currency translation	-	-	-	(12,651)	-	(12,651)
Net income	-	-	-	-	8,402	8,402
Balance as of December 31, 2020 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(785,210)	$(151,907)

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31 2021 AND 2020

(Expressed in United States Dollars)

(Unaudited)

	Nine Months Ended December 31
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(25,477)	$8,402
Adjustment to reconcile net (loss) income to net cash generated from operating activities:
Income from discontinued operations	-	(34,997)
Depreciation	-	548
Changes in operating liabilities:
Accounts payable and accrued liabilities	25,477	1,455
Net cash used in operating activities	-	(24,592)
Net cash generated from operating activities - discontinued operations	-	35,798
Net cash generated from operating activities	-	11,206

Effect of exchange rate changes on cash and cash equivalents	-	(12,651)

Net decrease in cash and cash equivalents	-	(1,445)
Cash and cash equivalents, beginning of period	1,544	3,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,544	$1,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

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

Basis of presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on July 22, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2021, and the results of its operations and its cash flows for the nine months ended December 31, 2021 and 2020. The balance sheet as of March 31, 2021, is derived from the Company’s audited financial statements. Since the disposal of ECCO Labuan and FSX Vtrade on January 2, 2021, the financial statements include the accounts of the Company only.

The results of operations for the nine months ended December 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2022.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements for the nine months ended December 31, 2021, the Company incurred a net loss of $25,477 and at December 31, 2021 had a stockholders’ deficit of $76,833. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2021 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

The following table summarizes certain selected components of discontinued operations for the disposed subsidiaries for the three and nine months ended December 31, 2020:

	Three months ended	Nine months ended
	December 31, 2020	December 31, 2020

Revenues	$9,100	$44,700

Income from discontinued operations	$5,637	$34,997

Income per share from discontinued operations - Basic and Diluted	$0.00	$0.00

3. RELATED PARTY TRANSACTIONS

Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. (collectively “Greenpro”), owns approximately 4.3% of the Company’s issued and outstanding shares. For the three months ended December 31, 2021 and 2020, the Company incurred secretarial fees to Greenpro of $0 and $2,000, respectively. For the nine months ended December 31, 2021 and 2020, the Company incurred secretarial fees to Greenpro of $0 and $8,200, respectively. As of December 31, 2021 and March 31, 2021, the Company had secretarial fees payable to Greenpro of $4,000.

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

Results of Operations

Revenues

The Company did not generate any revenues for the three and nine months ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $8,503 and $6,930 for the three months ended December 31, 2021 and 2020, respectively.

For the nine months ended December 31, 2021 and 2020, the Company recorded G&A expenses of $25,477 and $26,596, respectively. A decrease in G&A expenses was a result of the Company’s cost management.

Other Income

There was no other income incurred for the three months ended December 31, 2021 and 2020.

No other income was incurred for the nine months ended December 31, 2021 as compared to other income for the nine months ended December 31, 2020 amounted to $12 which was derived from bank interest income.

Net Loss or Income

Net loss for the three months ended December 31, 2021 and 2020 was $8,503 and $1,293, respectively.

Net loss for the nine months ended December 31, 2021 was $25,477 as compared to net income of $8,402 for the nine months ended December 31, 2020.

Liquidity and Capital Resources

As of December 31 and March 31, 2021, cash and cash equivalents both were $1,544.

During the nine months ended December 31, 2021, the Company recorded no change in cash and cash equivalents comparing to a decrease in cash and cash equivalents of $1,445 for the nine months ended December 31, 2020.

During the nine months ended December 31, 2021, the Company recorded no cash generated from or used in operating activities as compared to $11,206 of net cash generated from operating activities for the nine months ended December 31, 2020.

Going concern

For the nine months ended December 31, 2021, the Company incurred a net loss of $25,477 and at December 31, 2021 had a stockholders’ deficit of $76,833. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended March 31, 2021, with respect to this going concern uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Off-balance sheet arrangements

As of December 31, 2021, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Other significant events

The Company is unable to file its Form 10-Q for the period ended December 31, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Delay in filing of Form 10-Q

The Company is unable to file its Form 10-Q for the period ended December 31, 2021 (the “Report”) on time due to circumstances related to the COVID-19 global outbreak. The main operation of the Company is carried out in Kuala Lumpur, Malaysia. During the year 2020, the Malaysian government had imposed Movement Control Oder (MCO) for the period from March 18 to March 31, 2020. The MCO was later extended for additional two weeks to April 14, 2020, and subsequently further extended to April 28 and May 12, 2020, respectively. Under the MCO, only businesses categorized under essential services such as water, electricity, energy, telecommunications, postal, transportation, banking, health, pharmacy, and food supply were allowed to operate with limited business hours. All other non-essential businesses were required to halt physical operations and public were only allowed to leave home for certain reasons, such as seeking medical assistance and buying groceries.

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

