Form 10-Q
period 2022-06-30
Ecco Auto World Corp
filed 2022-08-05
CIK 1686515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Yes ☐ No ☒

The aggregate market value of the Company’s Common Stock held by non-affiliates computed by reference to the closing bid price of the Company’s Common Stock, as of the last business day of the registrant’s most recently completed second fiscal quarter:

N/A.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2022
Common Stock, $.0001 par value	93,089,643

ECCO AUTO WORLD CORPORATION

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 AND MARCH 31, 2022

(Expressed in United States Dollars)

	June 30, 2022	March 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,544	$1,544

TOTAL ASSETS	$1,544	$1,544

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities (includes $4,000 due to related party as of June 30, 2022 and March 31, 2022, respectively)	$96,809	$90,388

TOTAL LIABILITIES	96,809	90,388

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 200,000,000 shares authorized; No shares issued and outstanding
Common Stock, par value $0.0001; 600,000,000 shares authorized, 93,089,643 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	9,309	9,309
Additional paid in capital	622,147	622,147
Accumulated other comprehensive income	1,847	1,847
Accumulated deficit	(728,568)	(722,147)
TOTAL STOCKHOLDERS’ DEFICIT	(95,265)	(88,844)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,544	$1,544

See accompanying notes to condensed financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 and 2021

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

	Three months ended June 30,
	2022	2021

Revenues	$-	$-

General and administrative expenses	(6,421)	(8,220)

Net loss	$(6,421)	$(8,220)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	93,089,643	93,089,643

See accompanying notes to condensed financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Expressed in United States Dollars, except for number of shares)

(Unaudited)

Three months ended June 30, 2022 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2022	93,089,643	$9,309	$622,147	$1,847	$(722,147)	$(88,844)
Net loss	-	-	-	-	(6,421)	(6,421)
Balance as of June 30, 2022 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(728,568)	$(95,265)

Three months ended June 30, 2021 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Number of shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2021	93,089,643	$9,309	$622,147	$1,847	$(684,659)	$(51,356)
Net loss	-	-	-	-	(8,220)	(8,220)
Balance as of June 30, 2021 (Unaudited)	93,089,643	$9,309	$622,147	$1,847	$(692,879)	$(59,576)

See accompanying notes to condensed financial statements.

ECCO AUTO WORLD CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30 2022 AND 2021

(Expressed in United States Dollars)

(Unaudited)

	Three Months Ended June 30
	2022	2021
Cash flows from operating activities:
Net loss	$(6,421)	$(8,220)
Changes in operating liabilities:
Accounts payable and accrued liabilities	6,421	8,220
Net cash generated from or used in operating activities	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	1,544	1,544
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,544	$1,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

ECCO AUTO WORLD CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(In U.S. dollars, except share and per share data)

(Unaudited)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

ECCO Auto World Corporation (the “Company”) was incorporated in Nevada on June 6, 2016.

Basis of presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on July 22, 2022. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2022, and the results of its operations and its cash flows for the three months ended June 30, 2022 and 2021. The balance sheet as of March 31, 2022, is derived from the Company’s audited financial statements.

The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 2023.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements for the three months ended June 30, 2022, the Company incurred a net loss of $6,421 and at June 30, 2022, had a stockholders’ deficit of $95,265. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2022 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

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

Net loss per share

Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed like basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of such any pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

2. RELATED PARTY TRANSACTIONS

Asia UBS Global Limited, a subsidiary of Greenpro Capital Corp. (collectively “Greenpro”), owns approximately 4.3% of the Company’s issued and outstanding shares. As of June 30, 2022 and March 31, 2022, the Company had secretarial fees payable to Greenpro of $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2022 filed with the Securities and Exchange Commission on July 22, 2022 (the “Form 10-K”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

Results of Operations

Revenues

The Company did not generate any revenues for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative (“G&A”) expenses were $6,421 and $8,220 for the three months ended June 30, 2022 and 2021, respectively. A decrease in G&A expenses was a result of the Company’s cost management.

Net Loss

Net loss for the three months ended June 30, 2022 and 2021 was $6,421 and $8,220, respectively.

Liquidity and Capital Resources

As of June 30 and March 31, 2022, cash and cash equivalents both were $1,544.

There were no changes in cash and cash equivalents during the three months ended June 30, 2022 and 2021, respectively.

Going concern

For the three months ended June 30, 2022, the Company incurred a net loss of $6,421 and at June 30, 2022 had a stockholders’ deficit of $95,265. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended March 31, 2022, with respect to this going concern uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

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

Off-balance sheet arrangements

As of June 30, 2022, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15I and 15d-15(e)) as of June 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2022

	By:	/s/ Wong Chee Hon Jason
Wong Chee Hon Jason Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

